Form 10-Q
period 1997-09-27
NEBCO EVANS HOLDING CO
filed 1997-12-23
CIK 1042745

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----- EXCHANGE ACT OF 1934
       For the quarterly period ended September 27, 1997

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934
       For the transition period from ___________ to ____________


                             Commission file number

                          NEBCO EVANS HOLDING COMPANY
                          ---------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                      06-1444203
  (State or other jurisdiction of                       (I.R.S.  Employer
  incorporation or organization)                       Identification No.)


       545 Steamboat Road
          Greenwich, CT                                      06830
  (Address of principal executive offices)                 (Zip Code)


         203-661-2500
  (Registrant's telephone number, including area code)


   -------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes                No    X
                                            -----             -----

                          NEBCO EVANS HOLDING COMPANY
                                FORM 10-Q INDEX


Part I.   Financial Information
   Item 1.  Financial Statements (Unaudited):

            Condensed Consolidated Balance Sheets as of September 27, 1997
            and December 28, 1996.....................................................    3

            Condensed Consolidated Statements of Operations for the three and
            nine months ended  September 27, 1997 and September 28, 1996..............    4

            Condensed Consolidated Statements of Cash Flows for the nine
            months ended September 27, 1997 and September 28, 1996....................    5

            Notes to Condensed Consolidated Financial Statements......................    6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations ....................................................    12


Part II.  Other Information

   Item 1.  Legal Proceedings ........................................................    17

   Item 2.  Changes in Securities and Use of Proceeds ................................    17

   Item 3.  Defaults upon Senior Securities...........................................    17

   Item 4.  Submission of Matters to a Vote of Security Holders.......................    17

   Item 5.  Other Information ........................................................    17

   Item 6.  Exhibits and Reports on Form 8-K..........................................    17



Signatures ...........................................................................    19

Exhibits..............................................................................    20

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          NEBCO EVANS HOLDING COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        September 27,      December 28,
                                    ASSETS                                  1997              1996
                                                                        -----------        -----------
                                                                        (Unaudited)
Current assets:
  Cash and cash equivalents                                             $    75,132        $     2,224
  Accounts receivable, net                                                   16,278             80,474
  Investment in accounts receivable trust                                   167,514                 --
  Inventories                                                               153,578             52,246
  Other current assets                                                       28,685             12,230
                                                                        -----------        -----------
          Total current assets                                              441,187            147,174

Property and equipment, net                                                 128,360             35,772
Intangible assets, net                                                      726,211            126,212
Other noncurrent assets                                                       5,506              5,788
                                                                        -----------        -----------
                                                                        $ 1,301,264        $   314,946
                                                                        ===========        ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                      $   323,357        $    98,700
  Current maturities of long-term debt                                        4,308              3,389
  Accrued liabilities and other current liabilities                          68,273             19,276
                                                                        -----------        -----------
          Total current liabilities                                         395,938            121,365

Long-term debt                                                              792,975            161,055

Other noncurrent liabilities                                                 38,896             14,007

Stockholders' equity:
  13 1/2% Senior exchangeable preferred stock, $.01 par value per
     share; 5,000,000 shares authorized, 2,400,000 shares outstanding        59,133                 --
  Senior preferred stock, $.01 par value per share; 600 shares
     authorized and outstanding                                              15,000             15,000
  8% Senior convertible preferred stock, $.01 par value per
     share; 300 shares authorized, 235 shares outstanding                     2,350              2,350
  15% Junior exchangeable preferred stock, $.01 par value per
     share; 5,000,000 shares authorized, 2,400,000 shares outstanding        56,819                 --
  Class A voting common stock, $.01 par value per share; 30,000
     shares authorized, 6,508 shares outstanding                                 --                 --
  Class B voting common stock, $.01 par value per share; 20,000
     shares authorized, 1,733 shares outstanding                                 --                 --
  Additional paid in capital                                                  4,942              7,522
  Accumulated deficit                                                       (64,789)            (6,353)
                                                                        -----------        -----------
          Total stockholders' equity                                         73,455             18,519
                                                                        -----------        -----------
                                                                        $ 1,301,264        $   314,946
                                                                        ===========        ===========

See notes to condensed consolidated financial statements.

Note: The balance sheet at December 28, 1996 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                          NEBCO EVANS HOLDING COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, UNAUDITED)


                                                             Three Months Ended              Nine Months Ended
                                                      ----------------------------      ----------------------------
                                                      September 27,    September 28,    September 27,    September 28,
                                                          1997             1996             1997             1996
                                                      -----------      -----------      -----------      -----------
Net sales                                             $ 1,232,912      $   407,727      $ 2,035,812      $ 1,043,894
Cost of goods sold                                      1,110,098          367,338        1,833,987          939,091
                                                      -----------      -----------      -----------      -----------
Gross profit                                              122,814           40,389          201,825          104,803

Distribution, selling and
   administrative expenses                                 96,241           34,233          166,941           90,027
Amortization of intangible assets                           4,915            1,401            7,299            3,521
Impairment, restructuring and other
   unusual charges                                         44,550               --           44,550               --
                                                      -----------      -----------      -----------      -----------
       Operating income (loss)                            (22,892)           4,755          (16,965)          11,255

Interest expense                                           19,643            4,492           29,926           11,971
Loss on sale of accounts receivable                         2,221               --            2,221               --
Minority interest                                              --              350               --              250
                                                      -----------      -----------      -----------      -----------
       Loss before income taxes                           (44,756)             (87)         (49,112)            (966)

Provision for income taxes                                  1,235              395              606              735
                                                      -----------      -----------      -----------      -----------
       Loss before extraordinary item                     (45,991)            (482)         (49,718)          (1,701)

Extraordinary loss                                          8,718               --            8,718               --
                                                      -----------      -----------      -----------      -----------
       Net loss                                       ($   54,709)     ($      482)     ($   58,436)     ($    1,701)
                                                      ===========      ===========      ===========      ===========

See notes to condensed consolidated financial statements.

                          NEBCO EVANS HOLDING COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)


                                                                                   Nine Months Ended
                                                                             ------------------------------
                                                                             September 27,    September 28,
                                                                                 1997             1996
                                                                             ------------      ------------
OPERATING ACTIVITIES:
  Net loss                                                                  ($    58,436)     ($    1,701)
  Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Depreciation and amortization                                                17,759            7,343
     Impairment of property, equipment and other assets                           12,404               --
     Extraordinary loss - noncash portion                                          2,156               --
     Interest accredited on senior notes                                           1,496            2,209
     Changes in assets and liabilities, net of effect of acquisitions             31,095           (8,989)
                                                                             -----------      -----------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                               6,474           (1,138)
                                                                             -----------      -----------

INVESTING ACTIVITIES:
Businesses acquired, net of cash acquired                                       (831,500)         (94,411)
Capital expenditures                                                              (9,030)          (3,612)
Net cash transfers to affiliates                                                  (8,126)          (3,880)
                                                                             -----------      -----------
NET CASH USED FOR INVESTING ACTIVITIES                                          (848,656)        (101,903)
                                                                             -----------      -----------

FINANCING ACTIVITIES:
Proceeds from issuance of subordinated loans and warrants                             --           30,000
Proceeds from issuance of long-term debt                                         760,000               --
Proceeds from issuance of preferred stock and warrants                           115,000               --
Proceeds from sale of accounts receivable                                        225,000               --
Debt financing fees incurred                                                     (26,620)              --
Net increase (decrease) in borrowings under revolving line of credit             (77,374)         118,295
Repayments of long-term debt                                                     (80,916)         (43,827)
                                                                             -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        915,090          104,468
                                                                             -----------      -----------

NET INCREASE IN CASH                                                              72,908            1,427
CASH AT BEGINNING OF PERIOD                                                        2,224              575
                                                                             -----------      -----------
CASH AT END OF PERIOD                                                        $    75,132      $     2,002
                                                                             ===========      ===========

SUPPLEMENTAL DISCLOSURES:
   Cash paid during the period for:
          Interest                                                           $    22,726      $     7,145
          Income taxes, net of refunds                                             2,445            1,043

   Businesses acquired:
          Fair value of assets acquired                                      $ 1,070,617      $   187,907
          Cash paid                                                             (831,500)         (94,411)
                                                                             -----------      -----------
          Liabilities assumed                                                $   239,117      $    93,496
                                                                             ===========      ===========

   Noncash investing and financing activities:
          Capital expenditures through capital leases
          (included in long-term debt)                                       $    16,337      $    13,353

See notes to condensed consolidated financial statements

                          NEBCO EVANS HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 27, 1997 (Unaudited)


NOTE 1 - INTERIM FINANCIAL DATA

The accompanying unaudited condensed consolidated financial statements of Nebco Evans Holding Company (NEHC) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the nine-month period ended September 27, 1997 are not necessarily indicative of the results that might be expected for the fiscal year ended December 27, 1997. The financial statements presented in this report should be read in conjunction with the consolidated financial statements and footnotes thereto included in NEHC's Registration Statement on Form S-4 No. 333-33223 effective November 10, 1997.

NOTE 2 - ACQUISITIONS

On July 11, 1997, AmeriServe Food Distribution, Inc. (AmeriServe), a wholly-owned subsidiary of NEHC, acquired the U.S. and Canadian operations of PFS, a Division of PepsiCo, Inc., in an asset purchase transaction for approximately $830 million in cash, including direct costs. PFS posted net sales of $3.4 billion for the fiscal year ended December 25, 1996. Financing of the acquisition included an equity contribution of $130 million by NEHC, and other transactions as described in Notes 4 and 5. PFS is engaged in the distribution of food products and supplies to franchised and company-owned restaurants in the Pizza Hut, Taco Bell and KFC systems, which were spun-off by PepsiCo, Inc. on October 6, 1997 and are now operating as TRICON Global Restaurants, Inc. (TRICON).

The effective date of the acquisition was June 11, 1997, the end of PFS' second quarter. The acquisition has been accounted for under the purchase method; accordingly, its results are included in the consolidated financial statements from the effective date of the acquisition. Following is the preliminary purchase price allocation (the final purchase price allocation will be based on a final determination of the fair value of assets acquired and liabilities assumed):

                                   (In millions)
----------------------------------------------
Accounts receivable                    $323.8
Inventories                              86.1
Property and equipment                   72.5
Goodwill and other intangibles          585.3
Other assets                              1.4
Accounts payable                       (172.5)
Accrued liabilities                     (46.6)
Restructuring reserves                  (20.0)
                                    ---------
                                       $830.0
----------------------------------------------

The restructuring reserves of $20 million were included in the preliminary purchase price allocation above in connection with AmeriServe's business plan to integrate the operations of PFS. The reserves represent the accruals for costs to be incurred by AmeriServe related to the termination of redundant employees ($4 million), lease termination costs in connection with the closing of duplicative facilities that will not be used by AmeriServe ($15 million) and certain other costs to exit PFS activities ($1 million). See Note 3 for additional discussion.

In connection with the acquisition, AmeriServe was assigned and assumed a sales and distribution agreement dated May of 1997 between PFS and the Pizza Hut, Taco Bell and KFC businesses (the "TRICON Chains"). The agreement provides that AmeriServe is the exclusive distributor of a substantial majority of products purchased by the domestic company-owned restaurants in the TRICON Chains for a five-year period beginning July 12, 1997, subject to certain service performance standards. The agreement also covers Pizza Hut and Taco Bell restaurants sold to franchisees within the five-year period. TRICON-owned restaurants accounted for approximately 40% of NEHC's consolidated net sales for the three months ended September 27, 1997. No other single customer accounts for more than 10% of consolidated net sales.

Concurrent with the acquisition of PFS, NEHC acquired the remaining 6.4% of the outstanding common stock of the Harry H. Post Company (Post) from the minority shareholder and transferred 100% of the capital stock of Post to AmeriServe in exchange for AmeriServe's investment in NEHC preferred stock of $2.5 million. Post is also a system foodservice distribution business and generated net sales of $119.4 million for the fiscal year ended December 28, 1996. The Post operations are included in the consolidated results of AmeriServe effective with the results for the three months ended September 27, 1997.

The following unaudited pro forma results of operations for the nine months ended September 27, 1997, and September 28, 1996 assume the acquisition of PFS and related transactions occurred at the beginning of each period presented (in thousands):

                                             Nine Months Ended
                                   --------------------------------------
                                    September 27,        September 28,
                                         1997                 1996
                                   -----------------    -----------------
Net sales..................             $3,534,407         $3,363,061
Net loss...................
                                           (63,008)           (10,311)

Additionally, on October 29, 1997, AmeriServe acquired the stock of a food distribution business in Mexico for approximately $8 million in cash. The business distributes food products and supplies to franchised and company-owned restaurants, primarily in Mexico, in TRICON's Pizza Hut and KFC systems. The acquisition will be accounted for under the purchase method. The operating results of the business are not material to the consolidated results of NEHC.


NOTE 3 - IMPAIRMENT, RESTRUCTURING AND OTHER UNUSUAL CHARGES

Included in "Impairment, restructuring and other unusual charges" in the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 27, 1997 are the following:

                                                                 (In millions)
------------------------------------------------------------------------------
Impairment of property, equipment and other assets                      $12.4

Restructuring expense, principally exit costs for future lease
terminations and employee displacements                                  14.8

Integration costs incurred in the current period, primarily
related to a previous acquisition                                         4.0

Bridge financing fees, one-time costs associated with the
Accounts Receivable Program (Note 5) and other indirect costs
incurred in connection with the PFS acquisition                          13.4
                                                                        -----
                                                                        $44.6
------------------------------------------------------------------------------


The noncash impairment charge and the restructuring accrual noted above reflect actions to be taken with respect to AmeriServe facilities as a result of the PFS acquisition. During the third quarter of 1997, management performed an extensive review of the existing and recently acquired PFS operations with the objective of developing a business plan for the restructuring and consolidation of the organizations. The business plan, which was approved by NEHC's Board of Directors late in the third quarter, identified a number of actions designed to improve the efficiency and effectiveness of the combined entity's warehouse and transportation network and operational support infrastructure. These actions, which are expected to be substantially completed within eighteen months, include construction of new strategically located warehouse facilities, closures of certain existing warehouse facilities and expansions of others, dispositions of property and equipment, conversion of computer systems, reductions in workforce and relocation of AmeriServe's headquarters from Brookfield, Wisconsin to Dallas, Texas.

NOTE 4 - LONG-TERM DEBT

In connection with the PFS acquisition, on July 11, 1997, AmeriServe issued $500 million principal amount of 10-1/8% Senior Subordinated Notes due July 15, 2007 in a Rule 144A private placement and entered into a new credit facility providing for term loans totaling $205 million and a revolving credit facility of up to $150 million that expires on June 30, 2003. Approximately $140 million remains available under the revolving facility as of December 15, 1997. A portion of the proceeds was used to repay all outstanding borrowings of $133.7 million under the previous credit agreement. On October 15, 1997, AmeriServe issued $350 million principal amount of 8-7/8% Senior Notes due October 15, 2006 in a Rule 144A private placement and used a portion of the proceeds to repay the $205 million term loans.

In connection with the PFS acquisition, on July 11, 1997, NEHC received $55 million in proceeds upon issuance, in a Rule 144A private placement, of 12 3/8% Senior Discount Notes due July 15, 2007. With accretion of interest, the Notes have a principal amount of $100.4 million at maturity. In July 1997, NEHC repaid subordinated loans due 2006 with a carrying value of $26.8 million and a principal amount of $33.4 million with accretion of interest.

Effective December 12, 1997, AmeriServe and NEHC completed offers to exchange all the outstanding Senior Subordinated Notes due July 15, 2007, the Senior Notes due October 15, 2006 and the Senior Discount Notes due July 15, 2007 with New Notes with substantially identical terms that are registered under the Securities Act of 1933.


NOTE 5 - ACCOUNTS RECEIVABLE PROGRAM

In July 1997, AmeriServe entered into a five-year Accounts Receivable Program under which AmeriServe established AmeriServe Funding Corporation (Funding), a wholly-owned special purpose bankruptcy-remote entity that acquires, on a daily basis, substantially all of the trade receivables generated by AmeriServe and its subsidiaries. The purchases by Funding are financed through the sale of the receivables to AmeriServe Master Trust (the "Trust") and the issuance of a series of certificates by the Trust representing undivided interests in the assets of the Trust. As of September 27, 1997, AmeriServe had transferred $392.5 million of accounts receivable to Funding in exchange for $225 million in cash and an undivided interest in the Trust of $167.5 million.

In accordance with the provisions of FASB No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the transactions have been recorded as a sale of receivables to a qualified special purpose entity. The ongoing cost associated with the Program, which represents the return to investors in the certificates, is reported in the Condensed Consolidated Statements of Operations as "Loss on sale of accounts receivable." AmeriServe has accounted for its Investment in Funding as a held to maturity security in accordance with FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities." (See Note 8.)

NOTE 6 - EXTRAORDINARY LOSS

In connection with the early extinguishment of debt in July 1997 as described in Note 4, NEHC recorded an extraordinary loss of $8.7 million. Included in the extraordinary loss is $2.2 million representing the unamortized balance of deferred financing costs related to AmeriServe borrowings and $6.6 million representing interest not yet accreted on NEHC subordinated loans. Because of NEHC's net operating loss carry-forward position, the charge was recorded without tax benefit. The early extinguishment of debt on October 15, 1997, as described in Note 4, will result in an extraordinary loss in the fourth quarter of $7.2 million, without tax benefit. This loss also represents the unamortized balance of deferred financing costs associated with the debt.


NOTE 7 - STOCKHOLDERS' EQUITY

Following is a summary of transactions affecting stockholders' equity for the nine months ended September 27, 1997:

                                                                (In thousands)
--------------------------------------------------------------------------------
Stockholders' equity at December 28, 1996                              $18,519

Issuance of preferred stock and warrants                               115,000

Value of warrants ($2,700) recorded as additional paid in capital           --

Preferred stock accretion ($48) offset by reduction in additional
paid in capital                                                             --

Preferred stock dividends ($3,604) recorded as a reduction in
additional paid in capital                                                  --

Loss on transfer of subsidiary from parent to NEHC, recorded as
reduction in additional paid in capital                                 (1,628)

Net loss for the nine months ended September 27, 1997                  (58,436)
                                                                    ----------

Stockholders' equity at September 27, 1997                             $73,455
-------------------------------------------------------------------------------


NOTE 8 - GUARANTOR SUBSIDIARIES

AmeriServe's operating subsidiaries fully, unconditionally, jointly and severally guarantee the Senior Subordinated Notes and the Senior Notes discussed in Note 4. The guarantor subsidiaries are direct or indirect wholly-owned subsidiaries of AmeriServe, and AmeriServe and the guarantor subsidiaries conduct substantially all of the operations of AmeriServe and its subsidiaries on a consolidated basis. Separate financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors.

The only significant subsidiary of AmeriServe that is not a guarantor subsidiary is Funding, which is a wholly-owned special purpose bankruptcy-remote subsidiary. Funding has no operating revenues or expenses, and its only asset is an undivided interest in an accounts receivable trust (the "Trust" - See Note 5). Funding's interest in the Trust is junior to the claims of the holders of certificates issued by the Trust. Accordingly, as creditors of AmeriServe, the claims of holders of Senior Subordinated Notes and Senior
Notes against the accounts receivable held in the Trust are similarly junior to the claims of holders of the certificates issued by the Trust.

The following is summarized combined financial information (in accordance with Rule 1-02(bb) of Regulation S-X) for the guarantor subsidiaries of AmeriServe at September 27, 1997 and for the nine months then ended (in thousands):




        Current assets......................................    $74,937
        Current liabilities.................................     72,588
        Noncurrent assets...................................     72,285
        Noncurrent liabilities..............................     52,936

        Net sales...........................................   $796,728
        Gross profit........................................     75,521
        Net loss............................................    (20,046)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Nebco Evans Holding Company (NEHC) is the parent company of AmeriServe Food Distribution, Inc. (AmeriServe) and Holberg Warehouse Properties, Inc. (HWPI). AmeriServe accounts for substantially all of NEHC's assets and operations. HWPI's operations consist of the leasing of two distribution centers to AmeriServe. For the period from February 1996 through June 1997, NEHC was also the parent of the Harry H. Post Company (Post), a system foodservice distribution business that generated net sales of $119.4 million for the fiscal year ended December 28, 1996. As a result of transactions discussed in Note 2, the Post operations are included in the consolidated results of AmeriServe effective with the three months ended September 27, 1997.

AmeriServe is North America's largest foodservice distributor to chain restaurants, distributing a wide variety of items, including meat, poultry, frozen foods, canned and dry goods, produce, beverages, dairy products, paper goods, cleaning and other supplies and small equipment. AmeriServe's major customers are franchisers and/or franchisees in the Pizza Hut, Taco Bell, KFC, Wendy's, Arby's, Burger King and Dairy Queen restaurant systems.

AmeriServe acquired the U.S. and Canadian operations of PFS, a Division of PepsiCo, Inc., effective June 11, 1997. The net sales of PFS for the fiscal year ended December 25, 1996 were $3.4 billion. PFS distributed food products and supplies to franchised and company-owned restaurants in the Pizza Hut, Taco Bell and KFC systems, which were spun-off by PepsiCo, Inc. in October of 1997 and are now operating as TRICON Global Restaurants, Inc. (TRICON). Twelve weeks of operating results of PFS are included in AmeriServe's operating results for the three and nine months ended September 27, 1997. Because of the relative sizes of PFS and AmeriServe, which had net sales of $1.3 billion for the fiscal year ended December 28, 1996, the comparisons of operating results discussed below are significantly impacted by the PFS acquisition.

In April of 1997, AmeriServe began providing foodservice distribution to approximately 2,600 Arby's restaurants under a three-year exclusive contract. (While the majority of Arby's restaurants are serviced directly by AmeriServe, some are serviced by sub-contracted independent distributors.)

RESULTS OF OPERATIONS

The following table presents certain financial information of NEHC, expressed as a percentage of net sales, for the three and nine months ended September 27, 1997 and September 26, 1996.

                                                 Three Months Ended                       Nine Months Ended
                                                 ------------------                       -----------------
                                        September 27,        September 26,        September 27,       September 26,
                                             1997                1996                 1997                1996
                                        ----------------    ----------------     ----------------    ----------------
Net sales                                   100.0%              100.0%               100.0%              100.0%
Cost of goods sold                           90.0%               90.1%                90.1%               90.0%
Gross profit                                 10.0%                9.9%                 9.9%               10.0%
Distribution, selling and
     administrative expenses                  7.8%                8.4%                 8.2%                8.6%
Operating income before amortization
     of intangible assets and
     impairment, restructuring and
     other unusual charges                    2.2%                1.5%                 1.7%                1.4%


Net sales increased by $825 million, or 202%, for the quarter, and $992 million, or 95%, year-to-date. The PFS acquisition accounted for $781 million of the increase for the quarter and year-to-date. The remaining sales growth of $44 million for the quarter and $211 million year-to-date was largely due to the addition of service to Arby's.

Gross profit increased by $82 million, or 204%, for the quarter and $97 million, or 93%, year-to-date due primarily to the PFS acquisition. The gross profit margin was 10.0% for the quarter and 9.9% year-to-date, substantially consistent with the prior year results.

Distribution, selling and administrative expenses increased by $62 million, or 181%, for the quarter and $77 million, or 85%, year-to-date due primarily to the PFS acquisition. Distribution, selling and administrative expenses as a percent of net sales decreased from 8.4% to 7.8% for the quarter and decreased from 8.6% to 8.2% year-to-date. This change reflects the impact of PFS' lower operating expense margin, as well as leveraging of the Arby's business.

Operating income before amortization of intangible assets and impairment, restructuring and other unusual charges increased $20 million for both the quarter and year-to-date, or 332% and 136% for the quarter and year-to-date, respectively, due primarily to the PFS acquisition. As a percent of net sales, this income measure rose from 1.5% to 2.2% for the quarter and 1.4% to 1.7% year-to-date. This change is due to the lower distribution, selling and administrative expense as a percent of net sales as discussed above.

Amortization of intangible assets increased $3.5 million for the quarter and $3.8 million year-to-date, reflecting the amortization of the intangible assets arising from the preliminary allocation of the PFS purchase price.

Impairment, restructuring and other unusual charges totaled $44.6 million for the quarter and year-to-date. This charge includes impairment of property, equipment and other assets, exit costs for future lease terminations and employee displacements, integration costs primarily related to a previous acquisition and fees for bridge financing and the accounts receivable sale program and other one-time costs associated with the PFS acquisition. The impairment charge and exit cost accruals relate to restructuring and consolidation actions designed to integrate the AmeriServe and PFS operations. See Note 3 for further information.

Interest expense increased $15.2 million for the quarter and $18.0 million year to date, reflecting interest on additional debt primarily to finance the acquisition of PFS.

Loss on sale of accounts receivable relates to an ongoing program established by AmeriServe to provide additional financing capacity. Under the program, accounts receivable are sold to a wholly-owned special purpose, bankruptcy remote subsidiary, which in turn transfers the receivables to a master trust. The loss on sale of receivables of $2.2 million represents the return to investors in certificates issued by the master trust. See Note 5 for further information.

Provision for income taxes represents estimated current income taxes payable. AmeriServe's net deferred tax assets are offset entirely by a valuation allowance, reflecting AmeriServe's net operating loss carry-forward position.

Extraordinary loss of $8.7 million resulted from early extinguishment of debt. The noncash portion of the loss ($2.2 million) represents the unamortized balance of deferred financing costs related to AmeriServe's previous credit facility. The cash portion of the loss ($6.6 million) represents interest not yet accreted on NEHC subordinated loans. Another noncash extraordinary loss of $7.2 million will be recorded in the fourth quarter of 1997 as a result of the early extinguishment of debt on October 15, 1997. See Notes 4 and 6 for further information.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the first nine months of 1997 increased $7.6 million compared to the first nine months of 1996. Net cash provided by operating activities in 1997 includes cash outflows of $13.4 million for fees related to bridge financing and the accounts receivable sale program and other indirect costs associated with the PFS acquisition as well as $6.6 million in extraordinary loss from an early extinguishment of debt. Excluding these nonrecurring items, net cash provided by operating activities was $26.5 million in 1997, compared to a cash use of $1.1 million in 1996. This increase reflects favorable working capital changes due primarily to timing of payments as well as the cash earnings generated by the PFS operations, partially offset by higher interest payments.

Unusual charges in 1997 also included $12.4 million in noncash impairment of property, equipment and other assets and $14.8 million in restructuring (exit) cost accruals for future lease terminations and employee displacements. These exit costs represent cash outflows in future periods.

Net cash used for investing activities for the first nine months of 1997 increased $746.8 million compared to 1996 reflecting the $830 million acquisition of PFS. Capital expenditures primarily represented purchases of warehouse and truck fleet equipment, and the $5.4 million increase over 1996 reflected the impact of the PFS acquisition and increased warehouse capacity.

Net cash provided by financing activities in 1997 reflected debt and equity financing transactions to support the PFS acquisition and future capital needs and to refinance existing borrowings. The debt transactions included issuance of $500 million 10 1/8% Senior Subordinated Notes due in 2007 and $205 million in term loans. The term loans were repaid in October of 1997 with proceeds from issuance of $350 million 8 7/8% Senior Notes due in 2006. Also included in net cash provided by financing activities is $225 million in proceeds from the initial sale under the accounts receivable program described in Note 5. In addition, NEHC received $55 million in proceeds from the issuance of 12 3/8% Senior Discount Notes due in 2007. The equity transactions consist of the issuance of $115 million of preferred stock and warrants. See Note 7 for a summary of transactions affecting stockholders' equity for the nine months ended September 27, 1997.

Capital Resources are expected to be sufficient to support ongoing business needs as well as the consolidation activities. These resources include cash provided by operating activities, capital lease financing of capital spending, cash on hand and an available revolving credit facility of approximately $140 million.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

AmeriServe's acquisition of PFS presents an opportunity to significantly improve operating efficiencies of the combined business by eliminating redundant facilities, achieving warehouse economies of scale with new and larger facilities and improving truck fleet utilization through increased deliveries per route. The impairment and restructuring charges recorded in the current quarter reflect actions designed to begin taking advantage of these synergistic opportunities.

While AmeriServe expects to generate ongoing cost savings upon the completion of these and other future actions under consideration, future results will be negatively impacted by costs of start-up, integration, training and other operating inefficiencies associated with the consolidation activities. These cash consolidation costs, for the actions that have been decided upon to date, are expected to approximate $20 million over the next eighteen months. While management believes it has the resources to meet its objectives, the ultimate level and timing of cost savings is subject to the organization's ability to manage through the complexities of the consolidation and respond to unanticipated events.

An important component of the consolidation effort is the replacement of most existing management information systems with a new software platform and hardware configuration. Among other expected benefits, the new computer system will complement the consolidation effort by providing the flexibility to support the varied processes of the combined business as well as allowing greater centralization of support functions. Because most existing applications are not Year 2000 compliant, there is a risk of business disruption if the system implementation, which is underway, is not completed within the established timelines.

AmeriServe's future results are subject to economic and competitive risks and uncertainties in the chain restaurant and foodservice industries, as well as fluctuations in the costs of products distributed. Further, although AmeriServe provides foodservice distribution to TRICON under a five-year exclusive distribution agreement (the "Distribution Agreement") effective July of 1997, AmeriServe is subject to the inherent risk of customer concentration as approximately 40% of net sales are to TRICON-owned restaurants. TRICON is actively engaged in the sale to franchisees of Taco Bell and Pizza Hut restaurants covered by the Distribution Agreement. While the Distribution Agreement provides that prior to such sales, such franchisees will enter into distribution agreements on substantially similar terms, there can be no assurance that the transition from company-owned to franchised status will not affect AmeriServe's results. In addition, AmeriServe's future results may be impacted by restaurant closure actions recently disclosed by TRICON.

NEHC is and will continue to be highly leveraged as a result of the indebtedness incurred in connection with the acquisition of PFS. NEHC's ability to meet interest payments, refinance the debt or ultimately repay the debt is subject to the risks and uncertainties discussed above.

For additional factors which could cause NEHC's actual results to differ materially from expected and historical results, see the "Risk Factors" set forth in NEHC's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 10, 1997.

This quarterly report contains certain forward-looking statements within the meaning of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in such forward-looking statements and readers are cautioned not to place undue reliance on the forward-looking statements which speak only as the date hereof. NEHC undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence or nonoccurrence of anticipated events.

PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities and Use of Proceeds

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

         (a)   Exhibits
          2.1      Purchase Agreement, by and among NEHC and Donaldson,
                   Lufkin & Jenrette Securities Corporation, dated as of July
                   9, 1997 (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement Form S-4 No. 333-33223 filed August 8, 1997).

          2.2      Asset Purchase Agreement between PepsiCo, Inc. and Nebco
                   Evans Holding Company (incorporated by reference to Exhibit
                   2.2 to the Registrant's Registration Statement Form S-4 No.
                   333-33223 filed August 8, 1997).

          3.1 Certificate of Incorporation of NEHC (incorporated by reference to Exhibit 3.1 to the Registrant's Registration
                   Statement on Form S-4 No. 333-33223 filed August 8, 1997).

          3.2      By-Laws of the NEHC (incorporated by reference to Exhibit
                   3.2 to the Registrant's Registration Statement on Form S-4
                   No. 333-33223 filed August 8, 1997).

          4.1 Indenture, dated as of July 11, 1997, by and among NEHC and State Street Bank and Trust Company, with respect to the New Senior Discount Notes (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 No. 333-33223 filed August 8, 1997).

          4.2 Form of New Senior Discount Note (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on
                   Form S-4 No. 333-33223 filed August 8, 1997).

         10.1 Registration Rights Agreement, dated as of July 11, 1997, by and among NEHC and Donaldson, Lufkin & Jenrette Securities
                   Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 No.
                   333-33223 filed August 8, 1997).

         10.2      Second Amended and Restated Credit Agreement, dated as of
                   July 11, 1997 among the Company, Bank of America National
                   Trust and Savings Association, as Administrative Agent,
                   Donaldson, Lufkin & Jenrette Securities Corporation, as
                   Documentation Agent, Bank of America National Trust and
                   Savings Association as Letter of Credit Issuing Lender, the
                   Other Financial Institutions Party thereto and BancAmerica
                   Securities, Inc. as Arranger (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on
                   Form S-4 No. 333-33223 filed August 8, 1997).

         10.3      Stock Purchase Agreement, dated as of July 11, 1997, between
                   NEHC and DLJ Merchant Banking, II, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant's Registration
                   Statement on Form S-4 No. 333-33223 filed August 8, 1997).

         10.4 Sales and Distribution Agreement dated as of May 6, 1997 by and among PFS, Pizza Hut, Inc., Taco Bell Corp., Kentucky
                   Fried Chicken Corporation and Kentucky Fried Chicken of
                   California, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 No.
                   333-33223 filed August 8, 1997).


         12.1 Statements re computation of ratios (incorporated by reference to Exhibit 12.1 to the Registrant's Registration
                   Statement on Form S-4 No. 333-33223 filed August 8, 1997).

         12.2 Statements re computation of ratios - PFS (incorporated by reference to Exhibit 12.2 to the Registrant's Registration
                   Statement on Form S-4 No. 333-33223 filed August 8, 1997).

         27.1      Financial Data Schedule.


         (b)  Reports on Form 8-K
              No current report on Form 8-K was filed by the Company during the fiscal quarter ended September 27, 1997


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                    Nebco Evans Holding Company
                                    ------------------------------------
                                    (Registrant)


Date:   December 19, 1997           /s/ A. Petter Ostberg
----------------------------------  -------------------------------------
                                    Vice President



Date:   December 19, 1997           /s/ Donald Rogers
----------------------------------  -------------------------------------
                                    Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------
 2.1    Purchase Agreement, by and among NEHC and Donaldson, Lufkin & Jenrette
        Securities Corporation, dated as of July 9, 1997 (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement
        Form S-4 No. 333-33223 filed August 8, 1997).

 2.2    Asset Purchase Agreement between PepsiCo, Inc. and Nebco Evans
        Holding Company (incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement Form S-4 No. 333-33223 filed
        August 8, 1997).

 3.1 Certificate of Incorporation of NEHC (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4
        No. 333-33223 filed August 8, 1997).

 3.2 By-Laws of the NEHC (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 No. 333-33223 filed
        August 8, 1997).

 4.1    Indenture, dated as of July 11, 1997, by and among NEHC and State
        Street Bank and Trust Company, with respect to the New Senior Discount
        Notes (incorporated by reference to Exhibit 4.1 to the Registrant's
        Registration Statement on Form S-4 No. 333-33223 filed August 8, 1997).

 4.2    Form of New Senior Discount Note (incorporated by reference to Exhibit
        4.2 to the Registrant's Registration Statement on Form S-4 No.
        333-33223 filed August 8, 1997).

10.1    Registration Rights Agreement, dated as of July 11, 1997, by and among
        NEHC and Donaldson, Lufkin & Jenrette Securities Corporation
        (incorporated by reference to Exhibit 10.1 to the Registrant's
        Registration Statement on Form S-4 No. 333-33223 filed August 8, 1997).

10.2    Second Amended and Restated Credit Agreement, dated as of July 11,
        1997 among the Company, Bank of America National Trust and Savings
        Association, as Administrative Agent, Donaldson, Lufkin & Jenrette
        Securities

Exhibit
Number                          Description
------                          -----------
        Corporation, as Documentation Agent, Bank of America National Trust and
        Savings Association as Letter of Credit Issuing Lender, the Other
        Financial Institutions Party thereto and BancAmerica Securities, Inc.
        as Arranger (incorporated by reference to Exhibit 10.2 to the
        Registrant's Registration Statement on Form S-4 No. 333-33223 filed
        August 8, 1997).

10.3    Stock Purchase Agreement, dated as of July 11, 1997, between NEHC and
        DLJ Merchant Banking, II, L.P. (incorporated by reference to Exhibit
        10.3 to the Registrant's Registration Statement on Form S-4 No.
        333-33223 filed August 8, 1997).

10.4 Sales and Distribution Agreement dated as of May 6, 1997 by and among PFS, Pizza Hut, Inc., Taco Bell Corp., Kentucky Fried Chicken
        Corporation and Kentucky Fried Chicken of California, Inc.
        (incorporated by reference to Exhibit 10.4 to the Registrant's
        Registration Statement on Form S-4 No. 333-33223 filed August 8,
        1997).

12.1 Statements re computation of ratios (incorporated by reference to Exhibit 12.1 to the Registrant's Registration Statement on Form S-4
        No. 333-33223 filed August 8, 1997).

12.2 Statements re computation of rations - PFS (incorporated by reference to Exhibit 12.2 to the Registrant's Registration Statement on Form S-4
        No. 333-33223 filed August 8, 1997).

27.1    Financial Data Schedule.