Form 10-Q
period 1998-09-26
NEBCO EVANS HOLDING CO
filed 1998-11-10
CIK 1042745

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
   FOR THE TRANSITION PERIOD FROM                   TO

                            COMMISSION FILE NUMBER:

                          NEBCO EVANS HOLDING COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                      06-1444203
       (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)
             545 STEAMBOAT ROAD                               (203) 661-2500
            GREENWICH, CT. 06830                      (Registrant's Telephone Number,
  (Address of Principal Executive Offices)                 Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     All shares of the registrant's common stock are held by one affiliate. As of November 10, 1998, there were 8,241,000 shares of Class B Common Stock of the registrant outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          NEBCO EVANS HOLDING COMPANY

                                FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements:
  Condensed Consolidated Balance Sheets as of September 26,
     1998 and December 27, 1997.............................      3
  Condensed Consolidated Statements of Operations for the
     three and nine months ended September 26, 1998 and
     September 27, 1997.....................................      4
  Condensed Consolidated Statements of Cash Flows for the
     nine months ended September 26, 1998 and September 27,
     1997...................................................      5
  Notes to Condensed Consolidated Financial Statements......      6
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................     11
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.................................     19
  Item 2. Changes in Securities.............................     19
  Item 3. Defaults Upon Senior Securities...................     19
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................     19
  Item 5. Other Information.................................     19
  Item 6. Exhibits and Reports on Form 8-K..................     19
SIGNATURES..................................................     21
EXHIBITS....................................................

                                    PART I.

                             FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          NEBCO EVANS HOLDING COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                              SEPTEMBER 26,   DECEMBER 27,
                                                                  1998            1997
                                                              -------------   ------------
                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $   41,828      $  231,450
  Accounts receivable.......................................       36,121          43,625
  Undivided interest in accounts receivable trust...........      191,625         154,371
  Allowance for doubtful accounts...........................      (26,495)        (15,566)
  Inventories...............................................      275,389         150,148
  Other current assets......................................       37,855          29,937
                                                               ----------      ----------
        Total current assets................................      556,323         593,965
Property and equipment, net.................................      198,227         142,138
Intangible assets, net......................................    1,047,225         737,870
Other noncurrent assets.....................................       27,398           4,817
                                                               ----------      ----------
                                                               $1,829,173      $1,478,790
                                                               ==========      ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.........................   $    6,672      $    5,127
  Accounts payable..........................................      542,697         345,603
  Accrued and other current liabilities.....................      168,437         101,219
                                                               ----------      ----------
        Total current liabilities...........................      717,806         451,949
Long-term debt..............................................      970,249         943,609
Other noncurrent liabilities................................       99,917          38,430
11 1/4 % Senior redeemable exchangeable preferred stock.....      254,436              --
Stockholders' equity (deficit):
  8% Senior preferred stock, $.01 par value per share; 300
    shares authorized, 235 shares outstanding, $2,374
    liquidation value.......................................        2,350           2,350
  13 1/2% Senior exchangeable preferred stock, $.01 par
    value per share; 5,000,000 shares authorized, 2,400,000
    shares outstanding at December 27, 1997.................           --          59,186
  15% Junior exchangeable preferred stock, $.01 par value
    per share; 5,000,000 shares authorized, 2,200,000 shares
    outstanding at December 27, 1997........................           --          56,819
  Junior nonconvertible preferred stock, $.01 par value per
    share; $16,875 liquidation value; 600 shares authorized
    and outstanding at December 27, 1997....................           --          15,000
  Preferred stock, $.01 par value per share, 30,000,000
    shares authorized, none outstanding.....................           --              --
  Class A voting common stock, $.01 par value per share;
    30,000 shares authorized, 6,508 shares outstanding at
    December 27, 1997.......................................           --              --
  Class B nonvoting common stock, $.01 par value per share;
    20,000 shares authorized, 1,733 shares outstanding at
    December 27, 1997.......................................           --              --
  Class A nonvoting common stock, $.01 par value per share;
    1,000,000 shares authorized, none outstanding...........           --              --
  Class B voting common stock, $.01 par value per share;
    14,000,000 shares authorized, 8,241,000 shares
    outstanding at September 26, 1998.......................           82              --
  Additional paid-in capital................................           --           4,889
  Accumulated deficit.......................................     (215,667)        (93,442)
                                                               ----------      ----------
        Total stockholders' equity (deficit)................     (213,235)         44,802
                                                               ----------      ----------
                                                               $1,829,173      $1,478,790
                                                               ==========      ==========

                            See accompanying notes.

     Note: The balance sheet at December 27, 1997 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                          NEBCO EVANS HOLDING COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, UNAUDITED)

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 26,   SEPTEMBER 27,   SEPTEMBER 26,   SEPTEMBER 27,
                                                1998            1997            1998            1997
                                            -------------   -------------   -------------   -------------
Net sales.................................   $2,217,416      $1,232,912      $4,987,365      $2,035,812
Cost of goods sold........................    2,014,761       1,110,098       4,517,507       1,833,987
                                             ----------      ----------      ----------      ----------
Gross profit..............................      202,655         122,814         469,858         201,825
Distribution, selling and administrative
  expenses................................      165,316          90,187         376,713         156,481
Depreciation of property and equipment....        7,575           6,054          20,308          10,460
Amortization of intangible assets.........        8,259           4,915          22,318           7,299
Restructuring charges and other unusual
  items...................................       14,649          44,550          61,953          44,550
                                             ----------      ----------      ----------      ----------
Operating income (loss)...................        6,856         (22,892)        (11,434)        (16,965)
                                             ----------      ----------      ----------      ----------
Other income (expense):
Interest expense, net.....................      (22,847)        (19,820)        (62,529)        (30,339)
Loss on sale of accounts receivable.......       (7,135)         (2,221)        (16,150)         (2,221)
Interest income -- affiliates.............          524             177           1,019             413
                                             ----------      ----------      ----------      ----------
                                                (29,458)        (21,864)        (77,660)        (32,147)
                                             ----------      ----------      ----------      ----------
Loss before income taxes..................      (22,602)        (44,756)        (89,094)        (49,112)
Provision for income taxes................          310           1,235             935             606
                                             ----------      ----------      ----------      ----------
Loss before extraordinary item............      (22,912)        (45,991)        (90,029)        (49,718)
Extraordinary loss........................           --           8,718              --           8,718
                                             ----------      ----------      ----------      ----------
Net loss..................................   $  (22,912)     $  (54,709)     $  (90,029)     $  (58,436)
                                             ==========      ==========      ==========      ==========

                            See accompanying notes.

                          NEBCO EVANS HOLDING COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 26,   SEPTEMBER 27,
                                                                  1998            1997
                                                              -------------   -------------
Operating Activities:
  Net loss..................................................    $ (90,029)     $  (58,436)
  Adjustments to reconcile net loss to net cash provided by
     (used for) operating activities:
     Depreciation and amortization..........................       42,626          17,759
     Interest accreted on Senior notes......................        5,504           1,496
     Impairment of property, equipment and other assets.....       16,462          12,404
     Extraordinary loss.....................................           --           2,156
     Changes in assets and liabilities......................      (90,356)         31,095
                                                                ---------      ----------
          Net cash provided by (used for) operating
            activities......................................     (115,793)          6,474
                                                                ---------      ----------
Investing Activities:
  Business acquired, net of cash acquired...................     (313,501)       (831,500)
  Capital expenditures......................................      (39,347)         (9,030)
  Net cash transfers to affiliates..........................       (4,799)         (8,126)
                                                                ---------      ----------
          Net cash used for investing activities............     (357,647)       (848,656)
                                                                ---------      ----------
Financing Activities:
  Net increase (decrease) in borrowings under credit
     facilities.............................................       15,300         (77,374)
  Net proceeds from sale of accounts receivable.............      190,000         225,000
  Proceeds from issuance of preferred stock and warrants....      250,000         115,000
  Repurchase of preferred stock.............................     (153,572)
  Proceeds from issuance of long-term debt..................           --         760,000
  Repayments of long-term debt..............................       (7,910)        (80,916)
  Debt financing fees incurred..............................      (10,000)        (26,620)
                                                                ---------      ----------
          Net cash provided by financing activities.........      283,818         915,090
                                                                ---------      ----------
          Net increase (decrease) in cash...................     (189,622)         72,908
Cash at beginning of period.................................      231,450           2,224
                                                                ---------      ----------
Cash at end of period.......................................    $  41,828      $   75,132
                                                                =========      ==========
Supplemental disclosures:
  Cash paid during the period for:
     Interest...............................................    $  69,827      $   22,726
     Income taxes, net of refunds...........................          834           2,445
Businesses acquired:
  Fair value of assets acquired.............................    $ 744,405      $1,070,617
  Cash paid.................................................     (313,501)       (831,500)
                                                                ---------      ----------
  Liabilities assumed.......................................    $ 430,904      $  239,117
                                                                =========      ==========
Noncash investing and financing activities:
  Capital expenditures through capital leases (included in
     long-term debt)........................................    $  14,718      $   16,337

                            See accompanying notes.

                          NEBCO EVANS HOLDING COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 26, 1998 (UNAUDITED)

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

     In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the nine months ended September 26, 1998 are not necessarily indicative of the results that might be expected for the entire fiscal year ended December 26, 1998. This report should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2. ACQUISITIONS

     On May 21, 1998, AmeriServe Food Distribution, Inc. (the Company), a direct subsidiary of NEHC, acquired ProSource, Inc. (ProSource) for $313.5 million in cash, which reflected $15.00 per share for all of the outstanding common stock, repayment of existing indebtedness of ProSource of $159.5 million and direct costs of the acquisition. ProSource, which reported net sales of $3.9 billion for its fiscal year ended December 27, 1997, was in the foodservice distribution business, specializing in quick service and casual dining chain restaurants. ProSource serviced approximately 12,700 restaurants, principally in the United States, in such chains as Burger King, Chick-fil-A, Chili's, Lone Star Steak House, Long John Silver's, Olive Garden, Red Lobster, Sonic, TCBY and TGI Friday's. Funding for the transactions related to the acquisition was provided by expansion of the Company's Accounts Receivable Program to include ProSource accounts receivable ($125 million -- see Note 4), a capital contribution to the Company from NEHC of $50 million and cash and cash equivalents on hand. The acquisition has been accounted for under the purchase method.

     Following is the preliminary ProSource purchase price allocation (the final purchase price allocation will be based on the final determination of the fair values of assets acquired and liabilities assumed):

                                                            (IN MILLIONS)
                                                            -------------
Accounts receivable.......................................     $224.3
Inventories...............................................      148.6
Property and equipment....................................       35.3
Goodwill and other intangibles............................      318.5
Other assets..............................................       17.6
Accounts payable..........................................     (303.9)
Restructuring reserves....................................      (59.2)
Other liabilities.........................................      (67.7)
                                                               ------
                                                               $313.5
                                                               ======

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

     Effective June 11, 1997, the Company acquired the PFS Division of PepsiCo, Inc. (PFS) for a final purchase price of $842 million in cash including all direct costs. PFS distributed food products, supplies and equipment to over 17,000 franchised and company-owned restaurants in the Pizza Hut, Taco Bell and KFC systems, which were spun-off by PepsiCo, Inc. in October 1997 and are now operating as Tricon Global Restaurants, Inc. The acquisition has been accounted for under the purchase method. PFS reported net sales of $3.4 billion for its fiscal year ended December 25, 1996.

     The following unaudited pro forma results of operations for the nine months ended September 26, 1998 assume the acquisition of ProSource occurred at the beginning of that period, and for the nine months ended September 27, 1997 assume the acquisitions of both PFS and ProSource occurred at the beginning of that period.

                                                                   NINE MONTHS ENDED
                                                             -----------------------------
                                                             SEPTEMBER 26,   SEPTEMBER 27,
                                                                 1998            1997
                                                             -------------   -------------
                                                                     (IN MILLIONS)
Net sales..................................................    $6,647.4        $6,467.5
Loss before extraordinary item.............................       (91.0)          (32.0)
Net loss...................................................       (91.0)          (40.4)

3. RESTRUCTURING CHARGES AND OTHER UNUSUAL ITEMS

     Included in "Restructuring charges and other unusual items" in the Condensed Consolidated Statements of Operations for the three and nine months ended September 26, 1998 and September 27, 1997 are the following:

                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                       -----------------------------   -----------------------------
                                       SEPTEMBER 26,   SEPTEMBER 27,   SEPTEMBER 26,   SEPTEMBER 27,
                                           1998            1997            1998            1997
                                       -------------   -------------   -------------   -------------
                                                               (IN MILLIONS)
Restructuring charges, principally
  exit costs for future lease
  terminations and employee
  severance..........................      $  --           $14.8           $17.4           $14.8
Impairment of property, equipment and
  other assets.......................         --            12.4            16.5            12.4
Financing-related fees and other
  one-time indirect costs incurred in
  connection with the ProSource and
  PFS acquisitions...................         --            13.4             4.6            13.4
Costs incurred to integrate acquired
  operations and other unusual
  items..............................       14.6             4.0            23.5             4.0
                                           -----           -----           -----           -----
                                           $14.6           $44.6           $62.0           $44.6
                                           =====           =====           =====           =====

     In the second quarter of 1998, the Company recorded restructuring accruals and noncash impairment charges reflecting actions to be taken with respect to the Company's then existing facilities as a result of the ProSource acquisition. During the second quarter of 1998, management performed an extensive review of the then existing and recently acquired ProSource operations with the objective of developing a business plan for the restructuring and consolidation of the organizations. The business plan, which was approved by the Company's Board of Directors in the second quarter and represented a revision of the plan developed at the time of the PFS acquisition in 1997, identified a number of actions designed to improve the efficiency and effectiveness of the combined organization's warehouse and transportation network and operations support infrastructure. These actions, which are expected to be substantially completed by mid-2000, include construction of new strategically located warehouse facilities, closures of a number of existing warehouse facilities and expansions of others, dispositions of property and equipment, conversions of computer systems, centralization of support functions, reductions in workforce and relocation of employees.

     In the third quarter of 1997, the Company recorded restructuring and impairment charges associated with a similar business plan and related actions in connection with the acquisition of PFS.

     Included above are charges totaling $6.4 million, recorded in the second quarter of 1998, associated with the discontinuance of service to the Wendy's concept, consisting primarily of costs related to future equipment lease terminations and employee severance. As previously reported, the Company was informed by Wendy's International, Inc. (Wendy's), the franchiser of the Wendy's concept, that a competitor has been selected as its distributor in certain geographic markets and that Wendy's would begin to transfer the business of its company-owned units away from the Company beginning in August 1998. In addition, Wendy's has notified the Company that the Company would be removed as an authorized distributor to its franchisee operators during the third quarter of 1998, resulting in the loss of the entire Wendy's business. The Company expects that the transfer of the company-owned and franchised business will be largely completed by the end of 1998. In total, the Company's net sales to the Wendy's concept, including ProSource net sales on a pro forma basis, were approximately $600 million in 1997, or 7% of total pro forma net sales of $8.9 billion. The Company expects that the loss of the Wendy's business will negatively impact the Company's operating profits by $10-15 million on an annualized basis, excluding costs directly associated with the discontinuance of the business.

     The last category in the above table includes costs arising from integration and consolidation actions associated with the PFS, ProSource and previous acquisitions. These costs, which under current accounting rules are not considered exit costs and are expensed as incurred, have primarily consisted of start-up costs of new warehouse facilities and computer systems conversion, employee relocation and other incremental costs to realign the operations support infrastructure. Also included in this category are costs to remediate the Year 2000 computer program code problem and operating cost inefficiencies associated with the phase-out of the Wendy's business in the current quarter.

4. ACCOUNTS RECEIVABLE PROGRAM

     Under a five-year Accounts Receivable Program (the Program) effective July 1997, the Company received $225 million upon the initial sale of accounts receivable to a wholly owned, special purpose, bankruptcy-remote subsidiary, AmeriServe Funding Corporation (Funding), and concurrent sale of the accounts receivable by Funding to AmeriServe Master Trust (the Trust). In May 1998, in connection with the acquisition of ProSource, the Company received additional proceeds of $125 million under the Program upon the sale of ProSource accounts receivable. In July 1998, the Company received additional proceeds under the Program of approximately $80 million upon completion of an amendment of the Program and implementation by the Company of additional reporting requirements. The Trust financed the amounts disbursed in connection with the purchases of accounts receivable through the issuance of a total of $430 million in interest bearing certificates. Because of seasonal and other variations in the balances of accounts receivable held by the Trust, the amounts advanced and financed by the certificates were reduced to $415 million as of September 26, 1998. At that date, accounts receivable sold to the Trust totaled $606.6 million and the undivided interest in the Trust (receivables sold less the $415 million proceeds to the Company) totaled $191.6 million.

5. CREDIT FACILITY

     In May 1998, the Company entered into an amended credit agreement with a group of financial institutions that currently provides for a credit facility, expiring in 2003, of up to $220 million. The amended credit facility replaces the previous $150 million revolving credit facility. Interest rates on borrowings against the facility are indexed to certain key variable rates. Borrowings against the facility are limited based on levels of the Company's inventories of food and paper products and supplies. Restrictive covenants under the agreement include minimum interest coverage and maximum leverage. As of September 26, 1998, borrowings under the facility were $15.3 million, and $28.4 million in outstanding letters of credit were supported by the facility.

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

     The only significant subsidiary of the Company that is not a guarantor subsidiary is Funding, which is a wholly owned, special purpose, bankruptcy-remote subsidiary. Funding has no operating revenues or expenses, and its only asset is an undivided interest in an accounts receivable trust (the Trust -- see Note 4). Funding's interest in the Trust is junior to the claims of the holders of certificates issued by the Trust. Accordingly, as creditors of the Company, the claims of the holders of the Senior Subordinated Notes and Senior Notes against the accounts receivable held in the Trust are similarly junior to the claims of holders of the certificates issued by the Trust.

     Following is summarized combined financial information (in accordance with Rule 1-02(bb) of Regulation S-X) at September 26, 1998 and for the nine months then ended for the guarantor subsidiaries of the Company (in thousands):

Current assets...........................................  $  208,167
Current liabilities......................................     350,357
Noncurrent assets........................................     414,389
Noncurrent liabilities...................................      68,346

Net sales................................................  $1,648,430
Operating income.........................................       9,986
Net income...............................................       6,693

8. STOCK OPTION PLAN

     In May 1998, NEHC adopted the 1998 Management Stock Option Plan (the Plan). The Plan authorizes the issuance of up to one million shares of new Class A common stock of NEHC through exercise of non-qualified stock options granted primarily to key management employees of the Company. The shares offered have been registered under The Securities Act of 1933, as amended, through a Registration Statement on Form S-8 dated May 18, 1998.

     Under the Plan, the Compensation Committee of the Board of Directors may from time to time grant options, to be exercised within 10 years of the grant date, at a price generally not less than the fair market value of the shares, as determined by an independent appraisal firm.

     On May 20, 1998, 436,270 options at $32.85 per share were granted under the Plan. The options granted vest and become exercisable in two equal installments upon each of the third and fourth anniversaries of the grant date; however, in the event of an Initial Public Offering (as defined in the Plan), half of the then outstanding and unvested options would become vested.

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

          (b) Each of the outstanding shares of Class A voting common stock (6,508 shares) and Class B nonvoting common stock (1,733 shares) was converted to 1,000 shares of new Class B common stock, resulting in 8,241,000 outstanding shares of the new Class B common stock. The previously authorized 30,000 shares of Class A voting common stock and 20,000 shares of Class B nonvoting common stock were canceled.

          (c) One million shares of new Class A nonvoting common stock, par value $.01 per share, were authorized in connection with the adoption of the 1998 Management Stock Option Plan (the Plan -- see Note 8). The Class A common stock would become voting in the event of an Initial Public Offering (as defined in the Plan).

          (d) Thirty million shares of new preferred stock, par value $.01 per share, were authorized.

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

     Nebco Evans Holding Company (NEHC) is the parent of AmeriServe Food Distribution, Inc. (the Company) and Holberg Warehouse Properties, Inc. (HWPI). The Company accounts for substantially all of NEHC's assets and operations. HWPI's sole operation consists entirely of the ownership of two warehouse facilities occupied by the Company. The Company is a foodservice distributor specializing in distribution to chain restaurants. The Company distributes a wide variety of food items as well as paper goods, cleaning and other supplies and equipment to approximately 37,000 restaurants. The Company's customers are principally franchisers/owners and/or franchisees in the Arby's, Burger King, Chick-fil-A, Dairy Queen, KFC, Long John Silver's, Pizza Hut, Sonic, Taco Bell and TCBY quick service restaurant systems and the Chili's, Lone Star Steak House, Olive Garden, Red Lobster and TGI Friday's casual dining restaurant systems.

     NEHC is an indirect subsidiary of Holberg Industries, Inc.

     On May 21, 1998, the Company acquired ProSource, Inc. (ProSource) for $313.5 million in cash, which reflected $15.00 per share for all of the outstanding common stock, repayment of existing indebtedness of ProSource of $159.5 million and direct costs of the acquisition. ProSource, which reported net sales of $3.9 billion for its fiscal year ended December 27, 1997, was in the foodservice distribution business, specializing in quick service and casual dining chain restaurants. ProSource serviced approximately 12,700 restaurants, principally in the United States, in such chains as Burger King, Chick-fil-A, Chili's, Lone Star Steak House, Long John Silver's, Olive Garden, Red Lobster, Sonic, TCBY and TGI Friday's. Funding for the transactions related to the acquisition was provided by expansion of the Company's Accounts Receivable Program to include ProSource accounts receivable (proceeds of $125 million -- see Note 4), a capital contribution to the Company from NEHC of $50 million and cash and cash equivalents on hand. Because of similarities in activities, the Company intends to consolidate certain operations of ProSource with those of the Company (see Notes 2 and 3). The acquisition has been accounted for under the purchase method. Thirteen and eighteen weeks of results for the former ProSource operations are included in the Company's operating results for the three and nine months ended September 26, 1998, respectively. The year-over-year comparisons of operating results for the quarter and year-to-date presented below are significantly impacted by the inclusion of the former ProSource operations from the acquisition date.

     Effective June 11, 1997, the Company acquired the PFS Division of PepsiCo, Inc. (PFS) for a final purchase price of $842 million in cash including all direct costs. PFS, which reported net sales of $3.4 billion for its fiscal year ended December 25, 1996, distributed food products, supplies and equipment to over 17,000 franchised and company-owned restaurants in the Pizza Hut, Taco Bell and KFC systems, which were spun-off by PepsiCo, Inc. in October 1997 and are now operating as Tricon Global Restaurants, Inc. (Tricon). The acquisition has been accounted for under the purchase method. Thirty-six weeks of results for the former PFS operations are included in the Company's operating results for the nine months ended September 26, 1998, compared to twelve weeks in the same period of 1997; therefore, the year-over-year comparisons of year-to-date operating results presented below are significantly impacted by the PFS acquisition. The quarterly results are comparable with respect to the inclusion of the former PFS operations.

     In April 1997, the Company began providing foodservice distribution to approximately 2,600 Arby's restaurants under a three-year contract. While the majority of Arby's restaurants are serviced directly by the Company, some are serviced by other cooperating independent distributors.

     As previously reported, the Company was informed by Wendy's International, Inc. (Wendy's), the franchiser of the Wendy's concept, that a competitor has been selected as its distributor in certain geographic markets and that Wendy's would begin to transfer the business of its company-owned units away from the Company beginning in August 1998. Also as previously reported, Wendy's has notified the Company that the Company would be removed as an authorized distributor to its franchisee operators during the third quarter of 1998, resulting in the loss of the entire Wendy's business. The Company expects that the transfer of the company-owned and franchised business will be largely completed by the end of 1998. In total, the Company's net sales to the Wendy's concept, including ProSource net sales on a pro forma basis, were approximately $600 million in 1997, or 7% of total pro forma net sales of $8.9 billion. The Company expects that the loss of the Wendy's business will negatively impact the Company's operating profits by $10-15 million on an annualized basis, excluding costs directly associated with the discontinuance of the business.

RECENT DEVELOPMENTS

     As previously reported, the Company and Tricon, the Company's largest customer, have agreed to extend their long-term distribution agreement that became effective July 1997 from five years to seven and one-half years, with an additional two and one-half year extension option. The agreement also provides for a change in the methodology for calculating the distribution fee, which is added to product cost to determine selling prices, from a percentage mark-up of product cost to a dollar amount per case of product. This change results in pricing that more closely correlates with the Company's distribution cost structure. The agreement also provides for incentives for both parties to reduce costs through more efficient distribution practices. The Company distributes food and supplies to 6,900 Tricon-owned restaurants in the U.S. under the agreement, representing approximately $1.7 billion in annual net sales.

RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto in Item 1.

     The following table presents certain financial information of NEHC, expressed as a percentage of net sales:

                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                    -----------------------------   -----------------------------
                                    SEPTEMBER 26,   SEPTEMBER 27,   SEPTEMBER 26,   SEPTEMBER 27,
                                        1998            1997            1998            1998
                                    -------------   -------------   -------------   -------------
Net sales.........................      100.0%          100.0%          100.0%          100.0%
Cost of goods sold................       90.9            90.0            90.6            90.1
Gross profit......................        9.1            10.0             9.4             9.9
Distribution, selling and
  administrative expenses.........        7.5             7.3             7.6             7.7
Operating income before
  depreciation, amortization and
  unusual items...................        1.7             2.6             1.9             2.2

  Third Quarter and Year-to-Date 1998 Compared to the Same Periods of 1997:

     Net sales in 1998 increased $984.5 million, or 80%, to $2.2 billion in the quarter and $3.0 billion, or 145%, to $5.0 billion year-to-date. The increase for the quarter reflected the impact of the ProSource acquisition, partially offset by a decline in sales of approximately $75 million due to the phase-out of the Wendy's business. The acquisitions of ProSource and PFS each contributed $1.5 billion to the year-to-date increase, as the incremental Arby's business was largely offset by the Wendy's phase-out.

     Gross profit in 1998 increased $79.8 million, or 65%, to $202.7 million in the quarter and $268.0 million, or 133%, to $469.9 million year-to-date. The factors explaining the net sales growth also accounted for the increase in gross profit. The margin decline of .9 of a point to 9.1% in the quarter and .5 of a point to 9.4% year-to-date reflected the impact of the ProSource acquisition. ProSource's casual dining business has higher product case costs as compared to the Company's other business, resulting in a lower gross profit margin. The Company's profitability is largely determined by the relationship of the negotiated mark-up, or distribution fee that is added to product cost to determine sales prices, to the cost of the Company's warehouse, transportation and administrative activities. Therefore, a decline in the gross profit margin does not necessarily indicate a decline in profitability in dollars.

     Distribution, selling and administrative expenses in 1998 increased $75.1 million, or 83%, to $165.3 million in the quarter and $220.2 million, or 141%, to $376.7 million year-to-date, reflecting the acquisitions of ProSource and, for the year-to-date only, PFS. The increase in the quarter and year-to-date also reflected certain unusually low 1997 expenses in the former PFS operations prior to and immediately following the sale of the business to the Company, as well as strategic administrative spending in 1998. Distribution, selling and administrative expenses as a percent of net sales increased .2 of a point for the quarter to 7.5% and decreased .1 of a point to 7.6% year-to-date. The comparisons of these percentage measures reflects the higher level of expenses explained above, offset (partially for the quarter and fully year-to-date) by the effect of ProSource's lower operating expense margin. ProSource's lower operating expense margin is a function of higher case sales prices in ProSource's casual dining business as compared to the Company's other business (see gross profit discussion above).

     Operating income in 1998 before depreciation of property and equipment, amortization of intangible assets and restructuring charges and other unusual items increased $4.7 million, or 14%, to $37.3 million in the quarter and $47.8 million, or 105% to $93.1 million year-to-date, due primarily to the acquisitions of ProSource and, for the year-to-date only, PFS. This growth was depressed by approximately $1.5 million due to the phase-out of the Wendy's business. As a percent of net sales, this income measure declined .9 of a point to 1.7% for the quarter and .3 of a point to 1.9% year-to-date. These changes were driven by the lower gross profit margin as discussed above.

     Depreciation of property and equipment in 1998 increased $1.5 million to $7.6 million in the quarter and $9.8 million to $20.3 million year-to-date, primarily reflecting the acquisitions of ProSource and, for the year-to-date only, PFS.

     Amortization of intangible assets in 1998 increased $3.3 million to $8.3 million in the quarter and $15.0 million to $22.3 million year-to-date, reflecting the amortization of the intangible assets arising from the purchase price allocations for ProSource and, for the year-to-date only, PFS.

     Restructuring charges and other unusual items totaled $14.6 million for the quarter and $62.0 million year-to-date. The expense for the quarter includes start-up costs of new distribution centers, computer system conversion costs and employee relocation expenses and other incremental operating costs directly associated with the integration of the acquired businesses. Also included are costs to remediate the Year 2000 computer program code problem and operating cost inefficiencies arising from the Wendy's phase-out. The year-to-date amount includes restructuring, impairment and other costs related to the ProSource acquisition recorded in the second quarter of 1998. The charges in 1997 consisted primarily of restructuring, impairment and other costs associated with the acquisition of PFS. See Note 3 for further information.

     Interest expense, net of interest income, in 1998 increased $2.7 million to $22.3 million in the quarter and $31.6 million to $61.5 million year-to-date, reflecting interest on additional net debt to finance the acquisitions.

     Loss on sale of accounts receivable of $7.1 million in the quarter and $16.2 million year-to-date relates to the Company's ongoing Accounts Receivable Program effective July 1997. Under the program, accounts receivable are sold to a consolidated, wholly owned, special purpose, bankruptcy-remote subsidiary, which in turn sells the receivables to a master trust. The loss on sale of accounts receivable primarily represents the return to investors in certificates issued by the master trust to fund the purchases of the accounts receivable. The increase in this line item reflects expansion of the program to include the accounts receivable of ProSource, as well as other initiatives to further utilize this cost effective financing vehicle (see Note 4). The year-to-date increase also reflects the 1997 partial year existence of the program.

     Provision for income taxes in 1998 represents estimated current state income taxes payable. The Company's net deferred tax assets are offset entirely by a valuation allowance, reflecting the Company's significant net operating loss carryforward position.

     Extraordinary loss in 1997 of $8.7 million resulted from early extinguishment of debt. The charge includes interest not yet accreted on debt retired and the write-off of the unamortized balance of deferred financing costs associated with a previous credit facility.

     Excluding restructuring charges and other unusual items, the net loss in 1998 was $8.3 million in the quarter and $28.1 million year-to-date, largely due to higher financing costs and amortization of intangibles that more than offset the operating income from PFS and ProSource.

  Comparison of Results of Operations on a Pro Forma Basis:

     This supplementary information is provided to enhance the analysis of results of operations. The following pro forma results represent the combined historical results of the Company, PFS and ProSource for the periods presented. These pro forma combined results do not purport to represent what the actual results would have been if the acquisitions of PFS and ProSource had occurred at the beginning of fiscal 1997.

                                                THREE MONTHS ENDED                               NINE MONTHS ENDED
                                   ---------------------------------------------   ---------------------------------------------
                                   SEPTEMBER 26,           SEPTEMBER 27,           SEPTEMBER 26,           SEPTEMBER 27,
                                       1998          %         1997          %         1998          %         1997          %
                                   -------------   -----   -------------   -----   -------------   -----   -------------   -----
                                                                           (IN MILLIONS)
Net sales........................    $2,217.4      100.0     $2,178.4      100.0     $6,647.4      100.0     $6,467.5      100.0
Cost of goods sold...............     2,014.8       90.9      1,978.6       90.8      6,046.2       91.0      5,876.2       90.9
                                     --------      -----     --------      -----     --------      -----     --------      -----
Gross profit.....................       202.6        9.1        199.8        9.2        601.2        9.0        591.3        9.1
Distribution, selling and
  administrative expenses........       165.3        7.5        159.9        7.3        499.6        7.5        483.7        7.5
                                     --------      -----     --------      -----     --------      -----     --------      -----
Operating income before
  depreciation, amortization and
  unusual items..................    $   37.3        1.7     $   39.9        1.8     $  101.6        1.5     $  107.6        1.7
                                     ========      =====     ========      =====     ========      =====     ========      =====

     Management fees to Holberg Industries, Inc. included in operating expenses were $.9 million and $2.7 million for the 1998 quarter and year-to-date, respectively, and $1.7 million for the 1997 quarter and year-to-date.

     The Company estimates that the pro forma results for 1998 reflect approximately $5.7 million and $11.7 million for the quarter and year-to-date, respectively, in distribution, selling and administrative cost inefficiencies in the pre-existing Company (pre-acquisitions) and ProSource distribution networks not yet restructured. Such amounts reflected in the 1997 pro forma results were $2.9 million for the quarter and year-to-date. No estimates were developed for ProSource prior to the current quarter.

     The net sales growth in 1998 of $39.0 million (1.8%) in the quarter and $179.9 million (2.8%) year-to-date was driven by growth in case sales to major customers in the former ProSource operations and the addition of the Lone Star Steak House business, partially offset by the phase-out of the Wendy's business. As of the end of the third quarter, stores served by the Company totaled 37,420 in 1998 compared to 38,940 in 1997, including approximately 700 stores in Canada and Mexico in both years. The decrease was driven by the phase-out of the Wendy's business, resignations by the Company of individually small inefficient accounts and closures by Tricon of under-performing units, partially offset by additional units in both the casual dining and quick serve business of the former ProSource operations.

     Gross profit growth in 1998 of $2.8 million (1.4%) in the quarter and $9.9 million (1.7%) year-to-date reflected the factors impacting net sales growth. Gross profit growth for the quarter and particularly the year-to-date was depressed by the effect of deflation in commodity prices as a significant portion of the Company's sales have been at prices based on product cost plus a percentage markup. The gross margin decline of .1 of a point for the quarter and year-to-date reflects the relatively higher growth of the casual dining business, which has a lower gross profit margin than the quick service business. (See gross profit discussion under "Results of Operations" above.)

     Operating expenses in 1998 rose $5.4 million (3.4%) in the quarter and $15.9 million (3.3%) year-to-date. Distribution, selling and administrative expenses as a percent of net sales increased .2 of a point to 7.5% for the quarter and were flat year-to-date at 7.5%. Higher expenses reflected the effect of increased net sales, the impact of certain unusually low 1997 expenses in the former PFS operations prior to and immediately following the sale of the business to the Company, as well as strategic administrative spending in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Capital resources are expected to be sufficient to support ongoing business needs as well as activities to integrate acquisitions. These resources include cash provided by operating activities, capital and operating lease financing of new warehouse facilities and equipment, and a credit facility of up to $220 million (See Note 5).

     Also, the Company anticipates that certain transactions related to the Accounts Receivable Program expected to be completed in November 1998 will result in additional proceeds to the Company of approximately $20 million and additional financing capacity of up to $70 million (based on accounts receivable levels) above the current $415 million (see Note 4).

  Year-to-Date 1998 Compared to Year-to-Date 1997:

     Net cash used for operating activities in 1998 was $115.8 million compared to $6.5 million in cash provided in 1997. This performance reflects changes in accounts payable to align payment terms of the Company and the acquired businesses, payments related to the Company's consolidation plan charged against previously established reserves and higher interest payments, partially offset by the cash earnings from the acquired PFS and ProSource operations.

     Net cash used for investing activities in 1998 decreased $491.0 million to $357.6 million, primarily reflecting the difference in the purchase prices of ProSource and PFS. Capital expenditures in 1998 increased $30.3 million to $39.3 million, driven by the impact of the acquisitions of PFS and ProSource and reflecting software capitalized in connection with new computer applications.

     Net cash provided by financing activities in 1998 reflected transactions to partially fund the ProSource acquisition. Borrowings under the credit facility reflect short-term funding of working capital requirements. Net cash provided by financing activities in 1997 reflected several transactions to fund the acquisition of PFS.

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

     Inflation has not had a material impact on the Company's operations. Food price deflation has negatively affected the Company's profitability as a significant portion of the Company's sales has been at prices based on product cost plus a percentage markup. The Company has taken action to modify certain sales contracts to mitigate the adverse effects of food price deflation. (See discussion under "Recent Developments" above.)

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

     The Company had previously developed a consolidation plan identifying several actions to consolidate and integrate the PFS business, and has identified additional such actions related to the ProSource business. Because of the ProSource acquisition, the actions identified in the revised plan are now expected to be completed by mid-2000. These actions include construction of new warehouse facilities, closures of a number of existing warehouse facilities and expansions of others, dispositions of property and equipment, conversions of computer systems, centralization of support functions, reductions in workforce and relocation of employees. The Company currently intends to maintain a largely standalone distribution network and operations support infrastructure for the casual dining business of ProSource. Though still in the early stages, the Company is on schedule in the consolidation plan. The Company has closed eight warehouse facilities and transferred the business to new or existing facilities, expanded its Minneapolis, MN facility and commenced operations at two new state-of-the-art facilities in Orlando, FL and Denver, CO.

     Under current accounting rules, certain costs associated with these actions, principally asset writedowns and exit cost accruals for lease terminations and employee severance, have been accounted for as part of the PFS and ProSource purchase price allocations or the restructuring charges recorded in the third quarter of 1997 and the second quarter of 1998. Other incremental costs associated with the actions that do not qualify as exit costs are expensed as incurred and reported as a component of "Restructuring charges and other unusual items" in the Condensed Consolidated Statements of Operations. Such integration costs include start-up costs of new facilities and other temporary inefficiencies arising from the warehouse and transportation network reconfiguration, as well as incremental expenses associated with the consolidation of the operations support infrastructure. Though difficult to estimate, total cash integration costs to be expended over the remaining consolidation period are expected to be in the range of $25-50 million.

     While management believes it has the resources to meet its objectives, the ultimate level and timing of cost efficiencies to be achieved upon the completion of the consolidation plan are subject to the Company's ability to manage through the complexities of the plan and respond to unanticipated events. Ultimate cost savings expected to be achieved after completion of the consolidation and integration actions are estimated to be approximately $100 million annually.

  Computer Systems and Potential Year 2000 Issue

     The Company's business activity requires the processing of several thousand transactions on a daily basis in the purchasing, warehousing, transportation and sale of food and supply items to restaurant customers. The Company's financial and operational stability is reliant upon the orderly flow of goods through the entire supply chain; i.e., from providers of food commodities to food processors to the Company to customers' restaurants and finally to consumers. This flow of goods depends on the use of computerized systems throughout the supply chain.

     The Company has taken a number of steps to assess and remediate its exposure to the Year 2000 program code problem. The Company's findings to date include:

     - As measured by lines of program code, approximately 20% of the Company's software is not Year 2000 compliant. Remediation of this code is underway and expected to be completed by mid-1999.

     - The remaining 80% of software includes applications that are currently being replaced by an integrated packaged software platform purchased in 1997, and several previously existing packaged software applications that the Company will continue to utilize. The providers of the packaged software have certified that their products are Year 2000 compliant. The Company will, by mid-1999, perform procedures to verify such compliance.

     - The Company has completed an assessment of its computer hardware and determined that approximately 30% of these devices are not Year 2000 compliant. Remediation of this hardware will be completed by mid-1999.

     - The Company is approximately 50% complete in its assessment of other mechanical equipment and devices with electronic components possibly susceptible to the Year 2000 issue. Risk identified to date has been minimal and little is anticipated. This assessment will be completed in early 1999.

     - The Company has requested information regarding Year 2000 readiness from its 1,600 trading partners, including product suppliers, service providers and customers. Based on responses from these trading partners, the Company has to date identified approximately 50 vendors as critical that are being contacted directly for more insight into remediation progress.

     - The Company is using the services of outside experts to assist internal resources in the identification and remediation of Year 2000 issues in the various areas of exposure discussed above.

     Given the environment the Company operates in, with rapid movement of high volumes of products in cooperation with a large number of trading partners, the risk of the Year 2000 issue to the Company is high and could result in a significant adverse effect on the Company's operations. The Company believes that software and equipment within its control are or will be timely compliant. The risk lies principally with the Company's large base of suppliers and customers. Within these groups there is a wide range of exposure and resources focusing on potential Year 2000 issues. The Company is limited in its ability to determine with a high degree of reliability the state of readiness of trading partners and to influence these partners to ascertain timely compliance.

     By early 1999, the Company expects to complete a contingency plan to deal with possible disruptions. The plan will be based on existing business continuity plans.

     As referenced above, the Company is in the process of replacing certain critical applications within its management information system with a new packaged software platform and hardware configuration. The new system will complement the Company's consolidation effort by providing the flexibility to support the varied processes of the combined business and by allowing greater centralization of support functions. The implementation of the system is on schedule and expected to be completed in mid-1999. The Company intends to integrate the quick service operations of ProSource in time to support that business with the new system. The Company will continue to utilize applications currently supporting ProSource's casual dining business.

     The costs to implement the new system will approximate $55-60 million and to perform the assessment and remediation of the Year 2000 issue will approximate an additional $15-25 million. A total of $25 million has been expended to date for both projects combined. A significant portion of the costs to implement the new system is being capitalized. The costs to perform the assessment and remediation of the Year 2000 issue are expensed as incurred and reported as a component of "Restructuring charges and other unusual items" in the Condensed Consolidated Statements of Operations.

  Industry and Customer Risk

     NEHC's future results are subject to economic and competitive risks and uncertainties in the chain restaurant and foodservice distribution industries and in the economy, generally. The trend of consolidation in the Company's segment of the foodservice distribution industry, as evidenced by the Company's acquisition activity, may further intensify competitive pressures. While the Company will take appropriate actions to retain desired business, some loss of customers during this transition period is expected. Management believes that completion of the consolidation and integration plan will enhance the Company's position as one of the most efficient distributors in its industry and, therefore, highly competitive in pricing and customer service.

     The Company provides foodservice distribution to Tricon-owned restaurants under a long-term exclusive distribution agreement effective July 1997 (recently extended to up to 10 years from 5 years -- see discussion under "Recent Developments" above). The Company is subject to the inherent risk of customer concentration, as approximately 20% of net sales are to Tricon, including ProSource net sales on a pro forma basis. Tricon is actively engaged in the sale to franchisees of company-owned restaurants covered by the distribution agreement. While the distribution agreement provides that prior to sales of Pizza Hut and Taco Bell restaurants, such franchisees will enter into distribution agreements on substantially similar terms, there can be no assurance that the transition from company-owned to franchised status will not affect the Company's results.

  Risk of Leverage

     NEHC and the Company are and will continue to be highly leveraged as a result of the indebtedness incurred in connection with the acquisitions. NEHC's and the Company's ability to meet interest payments, refinance the debt or ultimately repay the debt is subject to the risks and uncertainties discussed above.

     For additional factors that could cause NEHC's actual results to differ materially from expected and historical results, see the "Risk Factors" set forth in NEHC's Registration Statement on Form S-4, filed with the Securities and Exchange Commission on May 1, 1998.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Restated Certificate of Incorporation of NEHC
                            (incorporated by reference to Exhibit 3.1 to the
                            Registrant's Annual Report on Form 10-K filed March 28,
                            1998)
          3.2            -- By-Laws of the NEHC (incorporated by reference to Exhibit
                            3.2 to the Registrant's Registration Statement on Form
                            S-4, No. 333-33223 filed August 8, 1997).
          4.1            -- Indenture, dated as of July 11, 1997, by and among NEHC and State Street Bank and Trust Company, with respect to
                            the New Senior Discount Notes (incorporated by reference
                            to Exhibit 4.1 to the Registrant's Registration Statement
                            on Form S-4, No. 333-33223 filed August 8, 1997).
          4.2            -- Form of New Senior Discount Note (incorporated by
                            reference to Exhibit 4.2 to the Registrant's Registration
                            Statement on Form S-4, No. 333-33223 filed August 8,
                            1997).
         10.1            -- Third Amended and Restated Credit Agreement, dated as of
                            May 21, 1998 among AmeriServe Food Distribution, Inc.,
                            Bank of America National Trust and Savings Association,
                            as Administrative Agent, Donaldson, Lufkin and Jenrette
                            Securities Corporation, as Documentation Agent, Bank of
                            America National Trust and Savings Association, as Letter
                            of Credit Issuing Lender and the Other Financial
                            Institutions Party Thereto, Arranged by BancAmerica
                            Robertson Stephens.*
         27.1            -- Financial Data Schedule.*

---------------

* Filed herewith.

     (b) Reports on Form 8-K.

     During the third quarter of 1998, NEHC filed the following:

          1. Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 1998 disclosing, under Item 5, notifications received from a customer, Wendy's International, Inc., indicating the customer's decision to remove the Company as an authorized distributor to its franchisee operators.

          2. Current Report on Form 8-K/A filed with the Securities and Exchange Commission on August 4, 1998 amending Items 7(a), 7(b) and 7(c) of the Current Report on Form 8-K filed on May 22, 1998 regarding the acquisition of ProSource, Inc., for the purpose of presenting Financial Statements and Exhibits, including ProSource, Inc. Audited Financial Statements and Unaudited Pro Forma Financial Statements.

          3. Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 1998 disclosing, under Item 5, an extension through 2005 of the Company's exclusive distribution agreement with Tricon Global Restaurants, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Nebco Evans Holding Company
(Registrant)

                                            By:      /s/ DIANA M. MOOG
                                              ----------------------------------
                                                        Diana M. Moog,
                                                    Senior Vice President
                                                 and Chief Financial Officer

November 10, 1998

                                            By:    /s/ S.J. SZLAUDERBACH
                                              ----------------------------------
                                                      S.J. Szlauderbach,
                                                      Vice President and
                                                   Chief Accounting Officer

November 10, 1998

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Restated Certificate of Incorporation of NEHC.
                            (incorporated by reference to Exhibit 3.1 to the
                            Registrant's Annual Report on Form 10-K filed March 28,
                            1998)
          3.2            -- By-Laws of the NEHC (incorporated by reference to Exhibit
                            3.2 to the Registrant's Registration Statement on Form
                            S-4, No. 333-33223 filed August 8, 1997).
          4.1            -- Indenture, dated as of July 11, 1997, by and among NEHC and State Street Bank and Trust Company, with respect to
                            the New Senior Discount Notes (incorporated by reference
                            to Exhibit 4.1 to the Registrant's Registration Statement
                            on Form S-4, No. 333-33223 filed August 8, 1997).
          4.2            -- Form of New Senior Discount Note (incorporated by
                            reference to Exhibit 4.2 to the Registrant's Registration
                            Statement on Form S-4, No. 333-33223 filed August 8,
                            1997).
         10.1            -- Third Amended and Restated Credit Agreement, dated as of
                            May 21, 1998 among AmeriServe Food Distribution, Inc.,
                            Bank of America National Trust and Savings Association,
                            as Administrative Agent, Donaldson, Lufkin and Jenrette
                            Securities Corporation, as Documentation Agent, Bank of
                            America National Trust and Savings Association, as Letter
                            of Credit Issuing Lender and the Other Financial
                            Institutions Party thereto arranged by BancAmerica
                            Robertson Stephens.*
         27.1            -- Financial Data Schedule.*

---------------

* Filed herewith.