Form 10-K405
period 1998-12-26
NEBCO EVANS HOLDING CO
filed 1999-03-25
CIK 1042745

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             ---------------------

                                   FORM 10-K

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 26, 1998

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD             TO             .

                      COMMISSION FILE NUMBER

                             ---------------------

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

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of the registrant is not applicable as there is not a public market for such stock. All shares of the registrant's common stock are held by one affiliate. As of March 24, 1999, there were 8,241,000 shares of Class B Common Stock of the registrant outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the business strategy, operations, cost-saving initiatives, economic performance, financial condition and liquidity and capital resources of Nebco Evans Holding Company ("NEHC") or AmeriServe Food Distribution, Inc. (which, unless the context indicates or otherwise requires, including its predecessors, is referred to in this Annual Report on Form 10-K as "AmeriServe" or the "Company"). Such statements are subject to various risks and uncertainties. Actual results could differ materially from those projected in such forward-looking statements and readers are cautioned not to place undue reliance on the forward-looking statements which speak only as of the date hereof. Certain factors that could cause NEHC's or the Company's actual results to differ materially from expected, implied or historical results include the factors set forth under "Cautionary Statements" in Item 7 of this Annual Report on Form 10-K (this "Report"), the additional factors set forth under "Risk Factors" in NEHC's amended Registration Statement on Form S-4 filed with the Securities and Exchange Commissions (the "SEC") on May 1, 1998 (the "NEHC Registration Statement") and NEHC's other filings with the SEC as well as general economic and business and market conditions, especially in the chain restaurant business, and increased competitive and/or customer pressure. Neither NEHC nor the Company undertakes any obligations to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence or nonoccurrence of anticipated events.

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

     NEHC is a wholly owned subsidiary of Nebco Evans Distributors, Inc. ("NED"), which is a majority owned subsidiary (92.9%) of Holberg Industries, Inc. ("Holberg"). Holberg is a privately held diversified service company with subsidiaries operating within the foodservice distribution and parking services industries in North America. Holberg was formed in 1986 to acquire and manage foodservice distribution businesses. Holberg acquired NEBCO Distribution of Omaha, Inc. ("NEBCO") in 1986. NEBCO acquired Evans Brothers Company ("Evans") in January 1990 and the combined company was renamed NEBCO EVANS Distribution, Inc. ("NEBCO EVANS"). NEBCO EVANS acquired L.L. Distribution Systems Inc. in 1990, Condon Supply Company in 1991 and AmeriServ Food Company ("AmeriServ"), a distributor of food products and supplies to chain restaurants in such systems as Wendy's, Dairy Queen, Burger King, KFC and Applebee's, in January 1996. In conjunction with the AmeriServ acquisition, on January 25, 1996, NEHC was formed as a wholly-owned subsidiary of NED and acquired all of the stock of NEBCO EVANS. In April 1997, NEBCO EVANS, a Nebraska corporation, changed its name to AmeriServe Food Distribution, Inc. (as such, "Nebraska AmeriServe").

     AmeriServe is North America's largest systems foodservice distributor specializing in distribution to chain restaurants. The Company is the primary supplier to its customers of a wide variety of items, including fresh and frozen meat and poultry, seafood, frozen foods, canned and dry goods, fresh and pre-processed produce, beverages, dairy products, paper goods, cleaning supplies and equipment. The Company currently serves over 30 different restaurant chains and approximately 36,000 restaurant locations in North America. The Company has had long-standing relationships with such leading restaurant concepts as Applebee's, Arby's, Burger King, Chick-fil-A, Chili's, Dairy Queen, KFC, Lone Star Steakhouse, Long John Silver's, Olive Garden,, Pizza Hut, Red Lobster, Sonic, Subway, Taco Bell, TCBY, and TGI Friday's.

     On July 11, 1997, the Company acquired (the "PFS Acquisition") the U.S. and Canadian operations of PFS ("PFS"), a division of PepsiCo, Inc. ("PepsiCo"). PFS distributed food products and supplies and restaurant equipment to franchised and company-operated restaurants in the Pizza Hut, Taco Bell and KFC systems. These systems were spun-off by PepsiCo in October 1997 and are now operating as TRICON Global

Restaurants, Inc. ("Tricon"). In addition, in connection with the PFS Acquisition, the Company entered into a distribution agreement (the "Distribution Agreement") whereby it became the exclusive distributor of selected products until July 11, 2002 to the approximately 9,800 Pizza Hut, Taco Bell and KFC restaurants in the continental United States owned by Pizza Hut, Inc., Taco Bell Corp., Kentucky Fried Chicken Corporation and, Kentucky Fried Chicken of California, Inc. (all subsidiaries of Tricon) and their subsidiaries and previously serviced by PFS. As described in "Recent Customer Developments" under Item 1 of this Report, the Distribution Agreement was modified and extended in 1998.

     In October 1997, AmeriServe also acquired PFS de Mexico, S.A. de C.V., a regional systems foodservice distributor based in Mexico City, Mexico for approximately $8 million.

     On July 11, 1997, in connection with the PFS Acquisition, the Company issued and sold $500 million principal amount of its 10 1/8% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") pursuant to an Indenture, dated as of July 11, 1997, by and among the Company, certain of the Company's subsidiaries (the "Subsidiary Guarantors") and State Street Bank and Trust Company as Trustee (the "Senior Subordinated Note Indenture"). The Senior Subordinated Notes were sold pursuant to exemptions from, or in transactions not subject to, the registration requirements of the Securities Act of 1933, as amended, (the "Securities Act") and applicable state securities laws. On December 12, 1997, the Company consummated an offer to exchange the Senior Subordinated Notes for new Senior Subordinated Notes, which are registered under the Securities Act with terms substantially identical to the Senior Subordinated Notes. (For further information, see Note 7 to the Consolidated Financial Statements.)

     Also on July 11, 1997, NEHC issued and sold $100.4 million in aggregate principal amount at maturity of its 12 3/8% Senior Discount Notes due 2007 (the "Senior Discount Notes") pursuant to an Indenture, dated as of July 11, 1997, by and among NEHC and State Street Bank and Trust Company, as trustee. The Senior Discount Notes were sold pursuant to exemptions from, or in transactions not subject to, the registration requirements of the Securities Act. On December 12, 1997, NEHC consummated an offer to exchange the Senior Discount Notes for new Senior Discount Notes, which are registered under the Securities Act, with terms substantially identical to the Senior Discount Notes.

     On October 15, 1997, AmeriServe issued and sold $350 million in aggregate principal amount at maturity of its 8 7/8% Senior Notes due 2006 (the "Senior Notes") pursuant to an Indenture, dated October 15, 1997, by and among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company, as trustee (the "Senior Note Indenture"). The Senior Notes were sold pursuant to an exemption from, or in transactions not subject to, the registration requirements of the Securities Act. On December 12, 1997, AmeriServe consummated an offer to exchange the Senior Notes for New Senior Notes, which are registered under the Securities Act, with terms substantially identical to the Senior Notes.

     For further information about financings by NEHC and AmeriServe in connection with the PFS Acquisition and subsequently, see Notes 7 and 8 to the Consolidated Financial Statements.

     On December 28, 1997, Nebraska AmeriServe merged with and into AmeriServ and The Harry H. Post Company, a wholly owned subsidiary of AmeriServe merged with and into AmeriServ. In the mergers, AmeriServ changed its name to AmeriServe Food Distribution, Inc. The Company effected the mergers to rationalize its corporate organization and to reduce various compliance and regulatory costs arising from having subsidiaries incorporated in various jurisdictions and to move its jurisdiction of incorporation from Nebraska to Delaware.

     On March 6, 1998, NEHC consummated the offering and sale (the "Offering") of $250 million of its 11 1/4% Senior Redeemable Exchangeable Preferred Stock due 2008 (the "Preferred Stock") in transactions not requiring registration under the Securities Act. Approximately $148 million of the net proceeds of the Offering was used by NEHC to repurchase all of its 13 1/2% Senior Exchangeable Preferred Stock due 2009 (the "Senior Preferred Stock"), 15% Junior Exchangeable Preferred Stock due 2009 (the "Junior Preferred Stock"), and Junior Non-Convertible Preferred Stock. NEHC expects to use the remaining net proceeds for general corporate purposes, including contributions to the capital of AmeriServe. Dividends on the Preferred Stock are cumulative at 11 1/4% per annum, payable quarterly in either cash or additional shares of Preferred

Stock, at NEHC's option. The Preferred Stock is redeemable, at NEHC's option, at any time after March 1, 2003 and is exchangeable, also at NEHC's option, into 11 1/4% Subordinated Exchange Debentures due 2008, in each case, subject to certain terms and conditions. The Senior Preferred Stock was sold pursuant to exemptions from, or in transactions not subject to, the registration requirements of the Securities Act. On June 22, 1998, NEHC consummated an offer to exchange all the outstanding Senior Preferred Stock due 2008 for new Senior Preferred Stock, which are registered under the Securities Act, with terms substantially identical to the Senior Preferred Stock.

     On May 21, 1998, the Company acquired all of the outstanding stock of ProSource, Inc. ("ProSource"). ProSource, which reported net sales of $3.9 billion for its fiscal year ended December 27, 1997, was in the foodservice distribution business, specializing in quick service and casual dining chain restaurants. ProSource serviced approximately 12,700 restaurants, principally in the United States, including such chains as Burger King, Chick-fil-A, Chili's, Long John Silver's, Olive Garden, Red Lobster, Sonic, TCBY and TGI Friday's. Funding of the acquisition and related transactions included $125 million provided by expansion of the Company's Accounts Receivable Program to include ProSource accounts receivable (see Note 8) to the Consolidated Financial Statements, a $50 million capital contribution to the Company from NEHC and cash and cash equivalents on hand.

     For further information about financings by AmeriServe in connection with the ProSource acquisition and subsequently, see Notes 7 and 8 to the Consolidated Financial Statements.

     On December 27, 1998, ProSource Services Corporation, a wholly owned subsidiary of ProSource, merged with and into ProSource and ProSource merged with and into AmeriServe. The Company effected the mergers to rationalize its corporate organization.

FOODSERVICE DISTRIBUTION INDUSTRY

     The foodservice distribution business involves the purchasing, receiving, warehousing, marketing, selecting, loading and delivery of fresh and frozen meat and poultry, seafood, frozen foods, canned and dry goods, fresh and preprocessed produce, beverages, dairy products, paper goods, cleaning supplies, equipment and other supplies from manufacturers and vendors to a broad range of enterprises, including restaurants, cafeterias, nursing homes, hospitals, other health care facilities and schools (but generally does not include supermarkets and other retail grocery stores). The United States foodservice distribution industry was estimated to generate $140 billion in sales in 1998.

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

     The Company operates as a systems distributor that specializes in servicing chain restaurants. Systems specialists, such as the Company, typically purchase and inventory between 1,100 and 5,500 different food and food-related items and often serve as a single source of supply for their customers. Broadline foodservice distributors generally rely on sales representatives who must call on customers regularly. Systems distributors, however, regularly process orders electronically without the need for a sales representative's involvement.

BUSINESS STRATEGY

     The Company's strategy is to: (i) pursue profitable internal and external growth opportunities; (ii) capitalize on its nationwide network of distribution centers to increase customer density and regional market penetration; (iii) continue to provide low cost, superior customer service; and (iv) maximize operating leverage by integrating and consolidating the Company, PFS and ProSource quick service and casual dining businesses and by pursuing selective acquisitions within the fragmented foodservice distribution industry.

CUSTOMERS

     The Company's customers are generally owners and/or franchisees of chain restaurant concepts. The Company's customers include over 30 restaurant concepts with approximately 36,000 restaurant locations. The corporate owner or franchiser of the restaurant concept generally reserves the right to designate one or more approved foodservice distributors within a geographic region, and each franchisee is typically allowed to select its foodservice distributor from such approved list.

     Including sales to company-owned and franchised restaurants, the Company's sales to the following restaurant concepts as an approximate percentage of total pro forma sales (including ProSource for all of 1998 and PFS for all of 1997 but excluding net sales to the Wendy's concept in 1998 (sales to the Wendy's concept were discontinued during 1998) were:

                                                              1998   1997
                                                              ----   ----
Burger King.................................................   25%     5%
Taco Bell...................................................   17%    29%
Pizza Hut...................................................   16%    27%
KFC.........................................................    7%    12%
Red Lobster.................................................    7%    --
Arby's......................................................    4%     7%
Wendy's.....................................................   --     11%

     On a pro forma basis, assuming the inclusion of ProSource for the full year, restaurants owned by Tricon accounted for approximately 21% of the Company's 1998 sales. Darden Restaurants, Inc., which owns all the Red Lobster and Olive Garden Restaurants, accounted for approximately 10% of 1998 pro forma net sales. No other customer accounted for more than 10% of 1998 sales on either a pro forma or reported basis.

RECENT CUSTOMER DEVELOPMENTS

     Early in 1998, the Company initiated a renegotiation of its long-term distribution agreement with Tricon, the Company's largest customer, that became effective July 1997. In September 1998, the Company and Tricon agreed to revise and extend the agreement from five years to seven and one-half years, with an additional two and one-half year extension option. Including this option period, the agreement expires July 2007. The agreement provides that the Company is the exclusive distributor of a substantial majority of products purchased by Tricon's U.S. company-owned restaurants, including Pizza Hut and Taco Bell restaurants sold to franchisees. Service to Tricon company-owned restaurants in the U.S. under the agreement represented approximately $1.7 billion in net sales in fiscal 1998.

     In April 1997, the Company began providing service to a substantial majority of restaurants in the Arby's system under a distribution agreement that was scheduled to expire in April 2000. In December 1998, the Company and ARCOP, a cooperative of franchisees in the Arby's system, agreed to terminate the existing agreement and enter into a new agreement that expires in December 2003. While the majority of the restaurants under the agreement are serviced directly by the Company, some are serviced by other cooperating independent distributors. Net sales to Arby's restaurants under the agreement approximate $400 million annually.

     In addition, the Company has been very active in solidifying relationships with other existing customers, particularly franchisees in the Burger King and Tricon systems, through long-term contracts (largely five years). Of the Company's Burger King customer base, about 80% is now under long-term contracts. Long-term distribution agreements have been secured with a substantial majority of franchisees in the Pizza Hut and Taco Bell systems.

     Currently, about 70% of the Company's total business is under contracts with three or more years of remaining term.

     As part of the Tricon and other new or revised distribution agreements, the Company has moved a substantial portion of its business from pricing based on a percentage mark-up (over cost) to a fee per case mark-up. This change results in pricing that more closely correlates with the Company's cost structure and insulates the Company from product cost and mix variability. Currently, approximately 70% of the Company's business is under fee per case pricing.

     In the course of revising or entering into new contracts, the Company in cooperation with customers has identified supply chain efficiency and cost reduction opportunities benefiting both parties. These include reduced deliveries per week, after-hours delivery, electronic ordering and increasing the time from order to delivery. Also, the Company provides value-added services to customers such as consolidating purchases of low volume items to reduce the cost of these products, and management of freight costs in transporting products from vendors to the Company's centers, which reduces the freight component of product costs.

     During the second half of 1998, the Company discontinued service to Wendy's company-owned and franchised restaurants as a result of a decision by Wendy's International, Inc. to transfer its business to a competitor of the Company. Net sales to the Wendy's concept were approximately $600 million annually, and the discontinuance is expected to negatively impact the Company's operating profits by approximately $15 million annually. A charge of $7.2 million was recorded in 1998 for certain costs related to the discontinuance, including equipment lease terminations and employee severance. (See Note 3 to the Consolidated Financial Statements.)

OPERATIONS AND DISTRIBUTION

     The Company's operations generally can be categorized into three business processes: product replenishment, product storage and order fulfillment. Product replenishment involves the management of logistics from the vendors through the delivery of products to the Company's distribution centers. Product storage involves the warehousing and rotation of temperature-controlled inventory at the distribution centers pending sale to customers. Order fulfillment involves all activities from customer order placement and selecting and loading through delivery from the distribution centers to the restaurant location. Supporting these processes is the Company's nationwide network of 61 distribution centers, its fleet of approximately 1,500 tractors and 2,100 trailers and its management information systems. Substantially all of the Company's products are purchased, stored and delivered in sealed cases which the Company does not open or alter. In connection with the PFS Acquisition and ProSource Acquisition, the Company expects to reduce the number of current distribution centers to 28, including four redistribution, one equipment, and two international centers. In order to accomplish this consolidation, the Company will operate its business in new and larger facilities. (For further information, see "Business Restructuring" under Item 7 of this Report.)

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

  Product Storage

     The Company currently warehouses approximately 1,100 to 5,500 stock keeping units ("SKU's") (excluding the redistribution and equipment distribution centers) for its customers at 61 facilities located throughout the United States, Canada and Mexico. Upon receipt of the product at the distribution centers, the product is inspected and stored on pallets, in racks or in bulk in the appropriate temperature-controlled environment. Products stored at the distribution centers are generally not reserved for a specific customer.

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

  Order Fulfillment

     The Company places a significant emphasis on providing high quality service in order fulfillment. By providing high quality service and reliability, the Company believes it can reduce the number of reorders and redeliveries, reducing costs for both the Company and its customers. Each restaurant places product orders based on recent usage, estimated sales and existing restaurant inventories. The Company uses its management information systems to continually update routes and delivery times with each customer in order to lower fulfillment costs. Product orders are placed with the Company one to three times a week either through the Company's customer service representatives or through electronic transmission using specially designed software. Many of the restaurants served by the Company transmit product orders electronically.

     Once ordered by the customer, products are picked and labeled at each distribution center, and the products are generally placed on a pallet for the loading of outbound trailers. Delivery routes are scheduled to both fully utilize the trailer's load capacity and minimize the number of miles driven in order to exploit the cost benefit of customer density.

  Fleet

     The Company operates a fleet of approximately 1,500 tractors and 2,100 trailers through its subsidiary, AmeriServe Transportation, Inc. The Company leases approximately 480 tractors from Penske Truck Leasing pursuant to full-service leases that include maintenance. The Company also leases approximately 390 tractors from General Electric Capital Corp. which are maintained through Penske Truck Leasing, UPS Truck Leasing and other national maintenance providers. The Company owns approximately 540 tractors and 870 trailers which are maintained by national maintenance providers. The remaining tractors (approximately 90) and trailers (approximately 1,230) are leased under finance leases (which equipment is maintained by national maintenance providers) or full-service leases (which include maintenance) from a variety of leasing companies. Lease terms average six years for new tractors and nine years for new trailers. Licensing and fuel tax reporting for the entire fleet is provided by J.J. Keller & Associates, Inc.

     Most of the Company's tractors contain onboard computers. The computers assist in managing fleet operations and provide expense controls, automated service level data collection and real-time driver feedback, thereby enhancing the Company's service level to customers. Data from the onboard computers are loaded into the routing software after each route in order to continually optimize the route structure. Substantially all of the Company's trailers contain temperature-controlled compartments, which allow the Company to simultaneously deliver frozen food, refrigerated food and dry goods.

  Management Information Systems

     AmeriServe and the former PFS and ProSource businesses currently operate with different computer systems. AmeriServe utilizes a variety of personal computers and IBM AS/400-based software applications.

PFS and ProSource also operates with a variety of applications, the core of which are mainframe-based. Programs in use include various customized and special-purpose applications, such as warehouse management tools, remote order entry, automated replenishment, delivery routing, and onboard computers for delivery trucks.

     The Company is in the process of replacing its core applications with software from J.D. Edwards in order to integrate the systems of AmeriServe, PFS and ProSource. This conversion process is progressing and is expected to be substantially completed by mid-1999 and will result in all of the Company's quick service distribution centers operating with the same computer systems and the same operating policies and practices. For certain risks related to this project, see "Computer Systems and Year 2000 Issue" under Item 7 of this Report.

  Procurement, Logistics and Redistribution

     The Company procures a wide range of food, paper and cleaning products for ultimate distribution to its chain restaurant customers. The Company also operates two redistribution centers for the purpose of purchasing slow-moving inventory items and consolidating these items into full truckload shipments to the Company's distribution centers nationally, as well as to customers outside the Company. The Company also offers redistribution services to customers outside of the continental United States.

     The Company operates a freight logistics division for the purpose of achieving the lowest landed costs to its distribution centers through the review of purchase orders generated at the various distribution centers. The Company generates freight savings through leveraged purchasing, with key carriers operating in defined traffic lanes. This division also provides logistical services to a substantial number of customers outside of the Company on a fee basis. Current inbound purchase orders controlled by this division exceed 6,000 truckloads monthly. Further, the Company operates a nationally registered common carrier fleet of temperature-controlled tractor-trailer units. This division serves as a "core-carrier" to several national food manufacturers and is an integral part of the Company's inbound freight logistics initiative.

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

COMPETITION

     The foodservice distribution industry is highly competitive. Competitors include other systems distribution companies focused on the chain restaurants, captive distribution companies owned by restaurant companies and broadline foodservice distributors.

     The Company competes directly with other systems specialists that target chain restaurant concepts. The Company's principal competitors are Sysco Corporation's Sygma division, McLane's, Marriott Distribution Services Inc., Alliant Foodservice Inc., Performance Food Group, U.S. Foodservice, MBM Corp. and PYA Monarch. The Company also competes with regional and local distributors in the foodservice industry, principally for business from franchisee-owned chain restaurants. National and regional chain restaurant concepts typically receive service from one or more systems distributors. Distributors are appointed or approved to service these concepts and/or their franchisees on either a national or regional basis. The Company believes that distributors in the foodservice industry compete on the basis of quality, reliability of service and price. Because a number of the Company's customers prefer a distributor that is able to service their restaurants on a nationwide basis, the Company believes it is in a strong position to retain and compete for national chain restaurant customers and concepts.

     Opportunities for growth by gaining access to new chains typically occur at the expense of a competitor and are awarded in a bid or negotiation situation, in which large blocks of business are awarded to the most efficient distributor. The Company believes that a key competitive advantage is continuously pursuing a strategy of being the low-cost provider of distribution and other value-added services within the industry.

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

     In connection with the PFS and ProSource Acquisitions, the Company reviewed existing reports and retained environmental consultants to conduct an environmental audit of their respective operations in order to identify conditions that could have material adverse effects on the Company. The Company has obtained final reports on the results of such audits with regard to PFS and ProSource, which concluded that there are no environmental matters that are likely to have a material adverse effect on the Company.

EMPLOYEES

     NEHC has no paid employees. As of December 26, 1998, the Company had approximately 8,000 full-time employees, approximately 600 of whom were employed in corporate support functions and approximately 7,400 of whom were warehouse, transportation, sales, and administrative staff at the distribution centers. As of such date, approximately 900 of the Company's employees were covered by 11 collective bargaining agreements. Five collective bargaining agreements covering approximately 450 employees will expire in 1999. The Company has not experienced any material labor disputes or work stoppages and believes that its relationships with its employees are good.

ITEM 2. PROPERTIES

     The Company leases approximately 125,000 square feet of headquarters office space in Addison, Texas, a suburb of Dallas.

     The Company currently operates 61 distribution centers located throughout the United States, Canada and Mexico and is constructing four new distribution centers as follows:

                                                              APPROXIMATE
                          LOCATION                            SQUARE FEET   LEASED/OWNED
                          --------                            -----------   ------------
Albany, NY..................................................    104,000        Leased
Arlington, TX(4)............................................    105,600        Leased
Atlanta, GA(4)..............................................    157,000        Leased
Atlanta, GA(2)..............................................    230,000        Leased
Bell, CA....................................................     91,792        Leased
Burlington, NJ..............................................     60,880         Owned
Charlotte, NC(4)............................................    158,500         Owned
Charlotte, NC(4)............................................     91,771        Leased
Charlotte, NC(2)............................................    190,000        Leased
Chester, NY.................................................    131,400        Leased
Columbus, OH................................................    143,903        Leased
Conroe, TX(4)...............................................     33,900         Owned
Denver, CO..................................................    165,000        Leased
Douglasville, GA(4).........................................     60,670         Owned
Farmingdale, NY.............................................     35,000        Leased
Fort Worth, TX..............................................    113,000        Leased
Fredericksburg, VA..........................................     53,000         Owned
Fullerton, CA...............................................     61,740        Leased
Grand Prairie, TX(4)........................................     32,200         Owned
Grand Rapids, MI............................................    180,000         Owned
Greensboro, NC(4)...........................................     41,000         Owned
Gridley, IL.................................................    146,100         Owned
Gulfport, MS................................................     63,792        Leased
Harahan, LA(4)..............................................     36,180        Leased
Hebron, KY..................................................    124,000        Leased
Houston, TX(4)..............................................     69,800        Leased
Houston, TX(2)..............................................    150,000        Leased
Indianapolis, IN(4).........................................    115,200        Leased
Indianapolis, IN(3).........................................    180,100        Leased
Industry, CA................................................     92,000        Leased
Jonesboro, GA(4)............................................    124,076        Leased
Kansas City, MO(2)..........................................    240,000        Leased
Lemont, IL..................................................    105,000        Leased
Lenexa, KS(4)...............................................    105,600        Leased
Lenexa, KS(4)...............................................     35,778        Leased

                                                              APPROXIMATE
                          LOCATION                            SQUARE FEET   LEASED/OWNED
                          --------                            -----------   ------------
Lenexa, KS(4)...............................................     26,172        Leased
Lewisville, TX..............................................    105,000        Leased
Madison, WI(1)..............................................    123,000        Leased
Manassas, VA................................................    100,337         Owned
Memphis, TN.................................................    122,500        Leased
Mexico City, MX.............................................     35,000         Owned
Milwaukee, WI...............................................    123,185        Leased
Mississauga, Ontario........................................     53,487        Leased
Mt. Holly, NJ...............................................    126,637        Leased
Norcross, GA(4).............................................    169,900         Owned
Norman, OK..................................................     11,093        Leased
Norman, OK..................................................     52,000         Owned
Novi, MI(4).................................................     72,830        Leased
Oakwood, OH.................................................     40,540         Owned
Obetz, OH...................................................    174,000        Leased
Omaha, NE(4)(6).............................................    105,000        Leased
Ontario, CA.................................................    201,454        Leased
Orlando, FL.................................................    269,000        Leased
Orlando, FL.................................................    143,200         Owned
Oxford, MA..................................................     40,000        Leased
Phoenix, AZ.................................................     92,425        Leased
Plymouth, MN................................................    104,200        Leased
Portland, OR................................................     81,815        Leased
Portland, OR................................................     75,000        Leased
Romulus, MI(4)..............................................     34,897         Owned
Stafford, VA................................................     30,000        Leased
Stockton, CA................................................    105,000        Leased
Virginia Beach, VA..........................................     23,045         Owned
Waukesha, WI(5).............................................    196,000        Leased
Woodridge, IL...............................................     91,021        Leased

---------------

(1) Redistribution facilities

(2) Under construction

(3) Restaurant equipment distribution center

(4) Scheduled to close in 1999.

(5) NEHC capital lease

(6) Owned by HWPI.

     In connection with the PFS and ProSource Acquisitions, the Company expects to reduce the number of current distribution centers to 28, including four redistribution, one equipment and two international centers. In order to accomplish this integration and consolidation, the Company will operate its business in new and larger facilities. NEHC believes that the Company's existing distribution centers, together with planned modifications, expansions and new distribution centers provide sufficient space to support the Company's expected expansion over the next several years.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     In December 1998, NEHC, as the sole voting stockholder of AmeriServe, and AmeriServe as the sole voting stockholder of ProSource, approved the merger whereby ProSource was merged into AmeriServe.

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

     Under the Third Amended and Restated Credit Agreement dated as of May 21, 1998 among the Company and various financial institutions, as amended by the First Amendment thereto (the "Credit Agreement"), the Company is restricted from paying cash dividends on its capital stock until January 11, 2003, except to the extent necessary to enable NEHC to pay corporate overhead expenses. From and after January 11, 2003, the Company may pay additional dividends of up to $13,000,000 annually, subject to certain conditions, to enable NEHC to service the Senior Discount Notes. The indentures relating to the Senior Notes and the Senior Subordinated Notes also limit the Company's ability to pay cash dividends. For additional information regarding these restrictions, see the Credit Agreement, the Senior Note Indenture and the Senior Subordinated Note Indenture, each of which has been incorporated by reference as an exhibit hereto. There are currently no restrictions on the ability of the Company's wholly owned subsidiaries, other than AmeriServe Funding, to pay cash dividends to the Company.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (IN THOUSANDS):

                                                           FISCAL YEAR
                                 ----------------------------------------------------------------
                                  1998(a)         1997(b)         1996(c)       1995       1994
                                 ----------      ----------      ----------   --------   --------
STATEMENT OF OPERATIONS DATA:
  Net sales....................  $7,420,951      $3,508,332      $1,389,601   $400,017   $358,516
  Gross profit.................     680,025         348,975         140,466     40,971     37,914
  Operating expenses...........     716,357(d)      358,958(e)      122,430     36,695     34,488
                                 ----------      ----------      ----------   --------   --------
  Operating income (loss)......     (36,332)         (9,983)         18,036      4,276      3,426
  Interest expense, net........     (90,824)        (54,016)        (16,423)    (3,936)    (3,294)
  Loss on sale of accounts
     receivable(f).............     (24,906)         (6,757)             --         --         --
  Interest
     income -- affiliates......       1,335             632             528        749        533
  Minority interest............          --              --          (2,345)        --         --
                                 ----------      ----------      ----------   --------   --------
  Income (loss) before income
     taxes and extraordinary
     loss......................    (150,727)        (70,124)           (204)     1,089        665
  Provision for income taxes...       1,563           1,030           1,300        583        523
                                 ----------      ----------      ----------   --------   --------
  Income (loss) before
     extraordinary loss........    (152,290)        (71,154)         (1,504)       506        142
  Extraordinary loss on early
     extinguishment of debt....          --          15,935              --         --         --
                                 ----------      ----------      ----------   --------   --------
  Net income (loss)............  $ (152,290)     $  (87,089)     $   (1,504)  $    506   $    142
                                 ==========      ==========      ==========   ========   ========
BALANCE SHEET DATA AT END OF
  YEAR:
  Cash and cash equivalents....  $   37,646      $  231,450      $    2,224   $    575   $  1,025
  Total assets.................   1,935,812       1,478,790         314,946     77,503     79,218
  Long-term debt, including
     current portion...........     988,184         948,736         164,444     32,779     32,160
  Total stockholders' equity
     (deficit).................    (283,354)         44,802          18,519     10,157     17,205

---------------

(a)  Includes the effects of the acquisition of ProSource on May 21, 1998.

(b)  Includes the effects of the acquisition of PFS effective June 11, 1997.

(c)  Includes the effects of the acquisition of AmeriServ on January 25, 1996.

(d) Includes $90.1 million in restructuring and other unusual costs. See Note 3 to the Consolidated Financial Statements.

(e) Includes $52.4 million in restructuring and other unusual costs. See Note 3 to the Consolidated Financial Statements.

(f) Relates to an ongoing program to provide additional financing capacity through sales of accounts receivable. See Note 8 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NATURE OF OPERATIONS

     NEHC is the parent company of the Company and HWPI. The Company comprises substantially all of the operations of NEHC, as HWPI's operations consist entirely of the ownership of two warehouse facilities occupied by the Company. The Company is a foodservice distributor specializing in distribution to chain restaurants. The Company distributes a wide variety of food items as well as paper goods, cleaning and other supplies and equipment. The Company operates within a single type of business activity, with no operating segments as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

     The Company services approximately 36,000 restaurants, the vast majority of which are in the United States. The Company's major customers are owners and/or franchisees operating restaurants in the Arby's, Burger King, Chick-fil-A, Chili's, Dairy Queen, KFC, Lone Star Steakhouse, Long John Silver's, Olive Garden, Pizza Hut, Red Lobster, Sonic, Taco Bell, TCBY and TGI Friday's systems. For most of these concepts, the Company services all or a substantial majority of the U.S. restaurants in the systems. The Company also operates foodservice distribution businesses in Canada and Mexico, which are not material to the consolidated financial statements of the Company.

     NEHC is an indirect subsidiary of Holberg, a privately held diversified service company. In addition to NEHC, Holberg has subsidiaries operating within the parking services industry in North America.

ACQUISITIONS

     On May 21, 1998, the Company acquired ProSource for $313.5 million in cash, which reflected $15.00 per share for all of the outstanding common stock, repayment of existing indebtedness of ProSource of $159.5 million and direct costs of the acquisition. ProSource, which reported net sales of $3.9 billion for its fiscal year ended December 27, 1997, was in the foodservice distribution business, specializing in quick service and casual dining chain restaurants. ProSource serviced approximately 12,700 restaurants, principally in the United States, in such chains as Burger King, Chick-fil-A, Chili's, Long John Silver's, Olive Garden, Red Lobster, Sonic, TCBY and TGI Friday's. Funding of the acquisition and related transactions included $125 million in proceeds from the sale of ProSource accounts receivable (see Note 8 to the Consolidated Financial Statements), a $50 million capital contribution to the Company from NEHC and cash and cash equivalents on hand. The acquisition has been accounted for under the purchase method; accordingly, 31 weeks of results for the former ProSource operations are included in the Company's reported operating results for the year ended December 26, 1998. The comparisons of reported operating results for fiscal 1998 to fiscal 1997 presented below under "Results of Operations" are significantly impacted by the acquisition of ProSource.

     Effective June 11, 1997, the Company acquired the U.S. and Canadian operations of PFS in an asset purchase transaction for $841.6 million in cash, including direct costs. PFS posted net sales of $3.4 billion for its fiscal year ended December 25, 1996. PFS was engaged in the distribution of food products, supplies and equipment to approximately 17,000 company-owned and franchised restaurants in the Pizza Hut, Taco Bell and KFC systems, which were spun-off by PepsiCo, Inc. in October 1997 as TRICON Global Restaurants, Inc. Funding of the acquisition was provided by long-term borrowings and sale of accounts receivable (see Notes 7 and 8 to the Consolidated Financial Statements) and a $130 million capital contribution to the Company from NEHC. The acquisition has been accounted for under the purchase method; accordingly, 28 weeks of results for the former PFS operations are included in the Company's reported operating results for the year ended December 27, 1997. The comparisons of reported operating results for fiscal 1998 to fiscal 1997 and fiscal 1997 to fiscal 1996 presented below under "Results of Operations" are significantly impacted by the acquisition of PFS.

BUSINESS RESTRUCTURING

     In the last two years, the Company's pro forma sales have grown significantly from $1.5 billion in 1996 to $9.1 billion in 1998 (including the full year effect of acquisitions). This growth came largely from the acquisitions of PFS and ProSource, both large foodservice distribution companies with national scope specializing in the chain restaurant segment of the U.S. foodservice industry.

     These acquisitions have resulted in redundancies in the Company's warehouse facilities, truck delivery routes and administrative and other support functions. The Company has developed a business restructuring plan to consolidate and integrate the acquired businesses. Actions identified in the plan include construction of new strategically located warehouse facilities, closures of a number of existing warehouse facilities and expansions/reconfigurations of others, dispositions of property and equipment, conversions of computer systems, reductions in workforce, relocation of employees and centralization of support functions largely at the Dallas, Texas headquarters.

     Completion of the plan is expected to significantly increase operating efficiencies through warehouse economies of scale, increased deliveries per truck route and centralized, standardized support processes. Implementation of a major new computer software and hardware platform (discussed below under "Computer Systems and Year 2000 Issue") will facilitate the streamlining of warehouse operations and support processes.

     The Company will complete the plan in two phases. The first phase, which represents a substantial majority of the restructuring actions, is the consolidation of the quick service business. The integration of the casual dining business, as discussed below, is the second phase. The Company estimates cost savings from the quick service consolidation actions of approximately $100 million annually upon the anticipated completion of this phase in mid-2000. The Company may take additional restructuring actions as the warehouse network continues to be assessed for optimum efficiency.

     The Company has recently completed the restructuring plan to include the integration of the former ProSource casual dining operations, and the estimated ProSource exit costs associated with both phases of the plan are reflected in the preliminary purchase price allocation. The casual dining integration actions will occur largely in 2000. Final estimates of cost savings from this integration and all spending to effect it are not yet complete.

     The Company is on schedule in its restructuring plan. As of March 15, 1999, the Company has closed 17 warehouse facilities (including seven former ProSource facilities) and transferred the business to new or existing facilities. Another 20 closures are planned for the balance of 1999. Five warehouse facilities have been expanded and/or reconfigured, and four of the remaining five planned for completion in 1999 are in process and on schedule. Operations have commenced at three newly constructed state-of-the-art warehouse facilities in Orlando, FL, Denver, CO and Memphis, TN, and four additional new warehouse facilities planned for completion in 1999 are under construction and on schedule. As a result of these actions, warehouse facilities that are complete with respect to consolidation of the quick service business represent approximately 25% of quick service net sales.

     The Company will incur significant cash costs to effect the restructuring. Approximately $119 million in cash costs have been accounted for through restructuring charges in 1997 and 1998 and reserves recorded as part of the purchase price allocations for PFS and ProSource. (See Notes 2 and 3 to the Consolidated Financial Statements.) Approximately $16 million of this amount was spent over fiscal 1998 and 1997, and about $45 million is expected to be spent in 1999, primarily representing employee severance and lease payments related to closed facilities. In addition, cash integration costs, which are expensed as incurred, totaled approximately $42 million over fiscal 1998 and 1997, and about $50 million is expected to be spent in 1999. These integration costs relate primarily to start-up of new warehouse facilities, activities to realign and centralize administrative and other support functions and delivery fleet modifications.

CUSTOMER ACTIVITIES

     Early in 1998, the Company initiated a renegotiation of its long-term distribution agreement with Tricon, the Company's largest customer, that became effective July 1997. In September 1998, the Company and Tricon agreed to revise and extend the agreement from five years to seven and one-half years, with an additional two and one-half year extension option. Including this option period, the agreement expires July 2007. The agreement provides that the Company is the exclusive distributor of a substantial majority of products purchased by Tricon's U.S. company-owned restaurants, including Pizza Hut and Taco Bell restaurants sold to franchisees. Service to Tricon company-owned restaurants in the U.S. under the agreement represented approximately $1.7 billion in net sales in fiscal 1998.

     In April 1997, the Company began providing service to a substantial majority of restaurants in the Arby's system under a distribution agreement that was scheduled to expire in April 2000. In December 1998, the Company and ARCOP, a cooperative of franchisees in the Arby's system, agreed to terminate the existing agreement and enter into a new agreement that expires in December 2003. While the majority of the restaurants under the agreement are serviced directly by the Company, some are serviced by other cooperating independent distributors. Net sales to Arby's restaurants under the agreement approximate $400 million annually.

     In addition, the Company has been very active in solidifying relationships with other existing customers, particularly franchisees in the Burger King and Tricon systems, through long-term contracts (largely five years). Of the Company's Burger King customer base, about 80% is now under long-term contracts. Long-term distribution agreements have been secured with a substantial majority of franchisees in the Pizza Hut and Taco Bell systems.

     Currently, about 70% of the Company's total business is under contracts with three or more years of remaining term.

     As part of the Tricon and other new or revised distribution agreements, the Company has moved a substantial portion of its business from pricing based on a percentage mark-up (over cost) to a fee per case mark-up. This change results in pricing that more closely correlates with the Company's cost structure and insulates the Company from product cost and mix variability. Currently, approximately 70% of the Company's business is under fee per case pricing.

     In the course of revising or entering into new contracts, the Company in cooperation with customers has identified supply chain efficiency and cost reduction opportunities benefiting both parties. These include reduced deliveries per week, after-hours delivery, electronic ordering and increasing the time from order to delivery. Also, the Company provides value-added services to customers such as consolidating purchases of low volume items to reduce the cost of these products, and management of freight costs in transporting products from vendors to the Company's centers, which reduces the freight component of product costs.

     During the second half of 1998, the Company discontinued service to Wendy's company-owned and franchised restaurants as a result of a decision by Wendy's International, Inc. to transfer its business to a competitor of the Company. Net sales to the Wendy's concept were approximately $600 million annually, and the discontinuance is expected to negatively impact the Company's operating profits by approximately $15 million annually. A charge of $7.2 million was recorded in 1998 for certain costs related to the discontinuance, including equipment lease terminations and employee severance. (See Note 3 to the Consolidated Financial Statements.)

COMPUTER SYSTEMS AND YEAR 2000 ISSUE

     The Company's business activity requires the processing of several thousand transactions on a daily basis in the purchasing, transportation and warehousing of food and supply items and sale of these items to restaurant customers. The Company's operational and financial stability is reliant upon the orderly flow of goods through the entire supply chain; i.e., from providers of food commodities to food processors to the Company to customers' restaurants and finally to consumers. This flow of goods depends on the use of computerized systems throughout the supply chain.

     The Company has taken a number of steps to assess and remediate its exposure to the Year 2000 (Y2K) computer program code problem. The Company's findings to date include:

     - As measured by lines of program code, approximately 20% of the Company's software was not Y2K compliant. Approximately one-third of this code has been remediated, tested and placed back into production, and the balance will be completed by mid-1999.

     - The remaining 80% of software includes applications that are currently being replaced by a new software package platform (see discussion below) and several previously existing software application packages that the Company will continue to utilize. The providers of the software packages have certified that their products are Y2K compliant. The Company will, by mid-1999, perform procedures to verify such compliance.

     - The Company has completed an assessment of its computer hardware and determined that approximately 30% of these devices are not Y2K compliant. Remediation of this hardware will be completed by mid-1999.

     - The Company has completed its assessment of other mechanical equipment and devices with electronic components possibly susceptible to the Y2K issue. Risk identified has been minimal, and the majority of upgrades and/or replacements will be completed by mid-1999.

     - The Company has requested information regarding Y2K readiness from 1,600 trading partners, including product suppliers, service providers and customers. Responses from these trading partners have been evaluated, and critical risk situations are being assessed for remediation and/or contingency actions in cooperation with the trading partners.

     - The Company is using the services of outside experts to assist internal resources in the identification and remediation of Y2K issues in the various areas of exposure discussed above.

     Given the environment the Company operates in, with rapid movement of high volumes of products in cooperation with a large number of trading partners, the risk of the Y2K issue to the Company is high and could result in a significant adverse effect on the Company's operations. The Company believes that software and equipment within its control are or will be timely compliant. The risk lies principally with the Company's large base of suppliers and customers. Within these groups there is a wide range of exposure and resources focusing on potential Y2K issues. The Company is limited in its ability to determine with a high degree of reliability the state of readiness of trading partners and to influence these partners to ascertain timely compliance.

     The Company has initiated a contingency planning process to deal with possible disruptions. Contingency plans will be developed by mid-1999 using existing business continuity plans in a collaborative effort with trading partners.

     As referred to above, the Company is in the process of replacing certain critical applications and processes within its management information system with a new software and hardware platform. The software package platform includes integrated warehouse operations and financial management applications. The new system will complement the Company's consolidation effort by providing the flexibility to support those processes that are customer-unique, while allowing greater standardization and centralization of common processes. The implementation of the system is on schedule. As of March 15, 1999, the new system is operating in 12 of the final 21 warehouse facilities planned upon completion of the quick service network consolidation, and the remaining facilities will be converted by the third quarter of 1999. With respect to the former ProSource operations, the Company intends to support the quick service business with the new system, but in the short-term will continue to utilize applications currently supporting the casual dining business, which will be Y2K compliant by mid-1999.

     The current cash costs (excluding leased computer hardware) to implement the new system and perform the assessment and remediation of the Y2K issue will approximate $105 million. Approximately $50 million of this amount was spent over fiscal 1998 and 1997, and the balance of about $55 million is expected to be spent in 1999. The costs to purchase and develop the software for the new system is being capitalized. The costs to roll-out the developed software, largely data conversion and training in nature, and to perform the assessment and remediation of the Y2K issue are expensed as incurred. The Company believes the Y2K costs are unusual and one-time in nature and are therefore reported as a component of "Restructuring and other unusual costs" in the Consolidated Statements of Operations.

RESULTS OF OPERATIONS

     This discussion, as well as the discussion under "Liquidity and Capital Resources" below, should be read in conjunction with the Consolidated Financial Statements, particularly the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows.

     The following table presents certain financial information of the Company, expressed as a percentage of net sales:

                                                                  YEAR ENDED
                                                  ------------------------------------------
                                                  DECEMBER 26,   DECEMBER 27,   DECEMBER 28,
                                                      1998           1997           1996
                                                  ------------   ------------   ------------
Net sales.......................................     100.0%         100.0%         100.0%
Cost of goods sold..............................      90.8           90.1           89.9
                                                     -----          -----          -----
Gross profit....................................       9.2            9.9           10.1
Distribution, selling and administrative
  expenses......................................       7.6            7.8            8.1
                                                     -----          -----          -----
Operating income before depreciation of property
  and equipment, amortization of intangible
  assets and restructuring and other unusual
  costs.........................................       1.6%           2.2%           2.0%
                                                     =====          =====          =====

  Fiscal 1998 compared to Fiscal 1997

     Net sales increased $3.9 billion, or 112% to $7.4 billion in 1998. The acquisitions of ProSource in May 1998 and PFS in June 1997 accounted for $2.5 billion and $1.5 billion of the increase, respectively. The discontinuance of the Wendy's business during the third quarter of 1998 was largely offset by the addition of service to Arby's beginning April 1997.

     Gross profit increased $331.1 million, or 95%, to $680.0 million in 1998 due primarily to the acquisitions. The gross profit percentage (margin) decreased from 9.9% in 1997 to 9.2% in 1998 primarily reflecting the impact of the ProSource acquisition. ProSource's casual dining business has higher product case costs as compared to the Company's other business, resulting in a lower gross profit margin. The Company's profitability is largely determined by the relationship of the negotiated mark-up, or distribution fee that is added to product cost to determine sales prices, to the cost of the Company's warehouse, transportation and administrative activities. Therefore, a decline in the gross profit margin does not necessarily indicate a decline in profitability in dollars.

     Distribution, selling and administrative expenses increased $288.7 million, or 106%, to $560.7 million in 1998 due primarily to the acquisitions. Distribution, selling and administrative expenses as a percent of net sales decreased from 7.8% in 1997 to 7.6% in 1998. This change reflects both PFS' lower operating expense margin and the downward effect on the operating cost margin of the higher case sales prices in ProSource's casual dining business as compared to the Company's other business (see gross profit discussion above), partially offset by strategic administrative spending in 1998.

     Operating income before depreciation of property and equipment, amortization of intangible assets and restructuring and other unusual costs increased $42.4 million, or 55%, to $119.3 million in 1998 due primarily to the acquisitions. As a percent of net sales, this income measure declined from 2.2% in 1997 to 1.6% in 1998. This change was driven by the lower gross profit margin as discussed above.

     Depreciation of property and equipment increased $13.8 million to $31.5 million in 1998 primarily reflecting the acquisitions.

     Amortization of intangible assets increased $17.2 million to $34.1 million in 1998, reflecting the amortization of the intangible assets primarily arising primarily from the purchase price allocations for PFS and ProSource.

     Restructuring and other unusual costs in 1998 totaled $90.1 million and included $12.7 million in restructuring (exit) costs primarily for future lease terminations and employee severance, $16.7 million in impairment of property, equipment and other assets, $8.6 million in financing fees, fees related to a modification of the accounts receivable sale program and other one-time indirect costs associated with the acquisition of ProSource and $52.1 million in expenses consisting primarily of incremental costs incurred to integrate the acquisitions and implement the new computer system platform. The restructuring and impairment charges reflected actions to be taken with respect to the Company's then existing facilities as a result of the acquisition of ProSource. (See Note 3 to the Consolidated Financial Statements.)

     Interest expense net of interest income increased $36.8 million to $90.8 million in 1998, reflecting interest on debt issued primarily to finance the acquisitions.

     Loss on sale of accounts receivable relates to an ongoing program established by the Company to provide additional financing capacity. Under the program, accounts receivable are sold to a consolidated, wholly owned, special purpose, bankruptcy-remote subsidiary, which in turn sells the receivables to a master trust. The loss on sale of accounts receivable of $24.9 million largely represented the return to investors in certificates issued by the master trust. (See Note 8 to the Consolidated Financial Statements). The increase of $18.1 million over 1997 reflected the July 1997 inception date as well as expansion of the program, including the addition of ProSource accounts receivable.

     Provision for income taxes represented state income taxes currently payable and current and deferred foreign income taxes. The Company's net deferred tax assets are offset entirely by a valuation allowance, reflecting a net operating loss carryforward position.

     Net loss of $152.3 million in 1998 compared to net loss of $87.1 million in 1997 was driven by increases in restructuring and other unusual costs, interest expense, loss on sale of accounts receivable and amortization of intangible assets, partially offset by the operating profits from the acquisitions.

  Comparison of Results of Operations on a Pro Forma Basis

     This supplementary information is provided to enhance the analysis of results of operations. The following pro forma results represent the combined historical results of the Company, PFS and ProSource for the periods presented as if the acquisitions had occurred at the beginning of fiscal 1997. These pro forma combined results do not purport to represent what the actual results would have been if the acquisitions of PFS and ProSource had occurred at the beginning of fiscal 1997.

                                                          PRO FORMA COMBINED RESULTS
                                                                  YEAR ENDED
                                                  -------------------------------------------
                                                  DECEMBER 26,           DECEMBER 27,
                                                      1998         %         1997         %
                                                  ------------   -----   ------------   -----
Net sales.......................................    $9,081.0     100.0     $8,907.6     100.0
Cost of goods sold..............................     8,269.6      91.1      8,093.4      90.9
                                                    --------     -----     --------     -----
Gross profit....................................       811.4       8.9        814.2       9.1
Distribution, selling and administrative
  expenses......................................       683.6       7.5        674.1       7.6
                                                    --------     -----     --------     -----
Operating income before depreciation,
  amortization and restructuring and other
  unusual costs.................................    $  127.8       1.4     $  140.1       1.6
                                                    ========     =====     ========     =====

     Management fees to Holberg Industries, Inc. included in distribution, selling and administrative expenses were $4.0 million in both years.

     The Company estimates that approximately $18.9 million and $6.4 million for fiscal 1998 and 1997, respectively, in operating cost reductions could be achieved within the distribution networks of the Company (pre-acquisitions) and ProSource, even before savings from the integration of the Company, PFS and ProSource networks. No estimates were developed for ProSource for the periods prior to its acquisition, and no amounts were estimated for the PFS network as it was assumed to be reasonably efficient. The results presented have not been adjusted for such cost savings.

     The pro forma net sales growth in 1998 of $173.4 million, or 1.9% over 1997, was driven by growth in case sales to existing customers and the addition of the Lone Star Steakhouse business, partially offset by lower sales of about $180 million from the discontinuance of the Wendy's business in the third quarter of 1998. At the end of the year, stores served by the Company totaled about 35,600 in 1998 compared to about 38,600 in 1997, including over 700 stores in Canada and Mexico in both years. The decrease was driven by the discontinuance of the Wendy's business, closures by Tricon of underperforming restaurants and resignations by the Company of individually small inefficient accounts, partially offset by additional units in both the casual dining and quick serve business of the former ProSource operations.

     Pro forma gross profit in 1998 decreased $2.8 million from 1997, and the gross margin declined .2 of a point to 8.9%. This performance reflected higher pricing by PFS during the first half of 1997 (prior to acquisition) and the relatively faster growth of the casual dining business, which has a lower gross profit margin (see gross profit discussion above) than the quick service business. Gross profit in 1998 was negatively impacted by $4 million in one-time unusual charges to cost of sales. Also, some temporary softening of gross margins occurred in the fourth quarter of 1998 as certain supply chain efficiency and cost reduction initiatives built into new customer contracts are phased-in. (See discussion under "Customer Activities" above.)

     Pro forma operating expenses in 1998 rose $9.5 million or 1.4% over 1997, and as a percent of net sales decreased .1 of a point to 7.5%. This performance reflected the impact of the net sales growth, the effect of certain unusually low 1997 administrative expenses in the former PFS operations prior to and immediately following the sale of the business to the Company, as well as strategic administrative spending in 1998.

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

     Distribution, selling and administrative expenses increased $160.0 million, or 143%, to $272.0 million in 1997 due primarily to the acquisition of PFS. Distribution, selling and administrative expenses as a percent of net sales decreased from 8.1% in 1996 to 7.8% in 1997. This change reflects the impact of PFS's lower operating expense margin, as well as leveraging of the incremental Arby's business.

     Operating income before depreciation of property and equipment, amortization of intangible assets and restructuring and other unusual costs increased $48.6 million, or 171%, to $77.0 million in 1997 due primarily to the acquisition of PFS. As a percent of net sales, this income measure rose from 2.0% in 1996 to 2.2% in 1997. This change was driven by the lower distribution, selling and administrative expense as a percent of net sales as discussed above.

     Depreciation of property and equipment increased $12.1 million to $17.7 million in 1997 primarily reflecting the acquisition of PFS.

     Amortization of intangible assets increased $12.0 million to $16.8 million in 1997, reflecting the amortization of the intangible assets arising from the allocation of the PFS purchase price.

     Restructuring and other unusual costs in 1997 totaled $52.4 million and included $13.4 million in restructuring (exit) costs primarily for future lease terminations and employee severance, $12.4 million in impairment of property, equipment and other assets, $13.6 million in financing fees, commitment fees related to the accounts receivable sale program, and other one-time indirect costs associated with the acquisition of PFS and $13.0 million in expenses consisting primarily of incremental costs incurred to integrate the operations of PFS and previous acquisitions. The restructuring and impairment charges reflected actions to be taken with respect to the Company's then existing facilities as a result of the acquisition of PFS. (See Note 3 to the Consolidated Financial Statements.)

     Interest expense net of interest income increased $37.6 million to $54.0 million in 1997, reflecting interest on additional debt primarily to finance the acquisition of PFS.

     Loss on sale of accounts receivable relates to a program established by the Company in July 1997 to provide additional financing capacity. Under this ongoing program, accounts receivable are sold to a consolidated, wholly owned, special purpose, bankruptcy-remote subsidiary, which in turn sells the receivables to a master trust. The loss on sale of accounts receivable of $6.8 million largely represented the return to investors in certificates issued by the master trust. (See Note 8 to the Consolidated Financial Statements).

     Provision for income taxes primarily represented estimated amounts currently payable. NEHC's net deferred tax assets are offset entirely by a valuation allowance, reflecting a net operating loss carryforward position.

     Extraordinary loss of $15.9 million in 1997 resulted from early extinguishment of debt. This charge represents the unamortized balance of deferred financing costs associated with previous credit facilities.

     Net loss of $87.1 million in 1997 compared to net loss of $1.5 million in 1996 was driven by the restructuring and other unusual costs, the extraordinary loss on early extinguishment of debt, the loss on sale of accounts receivable, interest expense and amortization of intangible assets, partially offset by on-going operating profits from PFS.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of liquidity include cash provided by operating activities, a credit facility of up to $220 million, of which $151.2 million was available and $39.9 million was used (through borrowings and letters of credit) at December 26, 1998, proceeds from the accounts receivable program of up to $485 million, of which $445 million was available and was fully used at December 26, 1998, proceeds from sales of warehouse facilities and lease financing of new warehouse facilities, delivery fleet, material handling equipment and computer hardware requirements.

     In late March 1999, an amendment to the credit facility was completed that allows the Company up to $30 million in letters of credit before usage of the facility is impacted, resulting in additional current liquidity in this amount. Also at that time, NEHC provided $25 million in a cash capital contribution to the Company.

     The Company believes that its liquidity sources will be adequate to fund the approximately $150 million in 1999 cash needs for the restructuring actions and computer systems initiatives (discussed above under "Business Restructuring" and "Computer Systems and Year 2000 Issue", respectively). Cash capital expenditures for 1999 in addition to amounts included in the computer systems initiatives are estimated to be about $25 million.

  Fiscal 1998 compared to Fiscal 1997

     Net cash used for operating activities was $107.3 million in 1998 compared to cash provided of $50.2 million in 1997. This change was led by higher interest payments of $66.9 million, an unfavorable change related to accounts receivable of $52.7 million due primarily to the effect on collections of the relative timing of the 1998 and 1997 fiscal year-ends and the Christmas holiday, increased restructuring and integration spending of about $36 million (including $13.6 million in payments charged to restructuring reserves) and $27.5 million in an unfavorable change in timing of accounts payable payments. These changes were partially offset by the cash operating profits from the acquired PFS and ProSource businesses.

     Net cash used for investing activities decreased $494.0 million to $386.1 million in 1998, primarily due to the difference in the purchase prices of ProSource and PFS. Capital expenditures increased $45.2 million to

$68.5 million, reflecting the capitalization of software purchased and developed for the new computer software platform discussed under "Computer Systems and Year 2000 Issue" above, as well as the impact of the acquisitions.

     Net cash provided by financing activities of $299.5 million in 1998 reflected issuance of senior redeemable exchangeable preferred stock, a portion of the proceeds from which was used to redeem outstanding preferred stock. Also, the Company received additional proceeds from its accounts receivable program in connection with the ProSource acquisition and a restructuring of the program. (See Note 8 to the Consolidated Financial Statements.)

SEASONALITY AND GENERAL PRICE LEVELS

     Historically, the Company's operating results have reflected seasonal variations. The Company experiences lower net sales and operating profits in the first and fourth calendar quarters, with the effects being more pronounced in the first quarter. Additionally, the effect of these seasonal variations is more pronounced in regions where winter weather is generally more inclement. The Company is in the process of adopting a 13-period fiscal calendar (see Note 1 to the Consolidated Financial Statements). Under this calendar, the first three quarters consist of 12 weeks and the fourth quarter consists of 16 weeks. As a result, reported net sales and operating profits for the fourth quarter will not necessarily decline from the second and third quarters.

     Inflation has not had a significant impact on the Company's operations. Food price deflation could adversely affect the Company's profitability as approximately 30% of the Company's sales are at prices based on product cost plus a percentage markup.

CAUTIONARY STATEMENTS

  Restructuring Risk

     As discussed above under "Business Restructuring", the Company is in the process of implementing a comprehensive restructuring involving consolidation and transfer of business among warehouse facilities, re-routing of truck deliveries, consolidation and streamlining of support functions and relocation and training of employees. The Company is investing significant cash expenditures to effect the restructuring plan, with the expectation of substantial cost savings upon its completion.

     While the Company has made important progress, there can be no assurance that the restructuring actions will be completed on time, that business operations will not be disrupted during the restructuring period, that spending will be within projected levels and that the expected cost savings will be achieved. While management believes it has the resources to meet the objectives, the ultimate level and timing of efficiencies to be realized are subject to the Company's ability to manage through the complexities of the restructuring plan and respond to unanticipated events.

  Computer Systems Risk

     As discussed above under "Computer Systems and Year 2000 Issue", the Company is implementing a new computer software and hardware platform that will allow standardization and centralization of warehouse operations and support processes. The Company is also actively identifying and remediating Y2K code problems in applications that will not be replaced by the new system. These activities are occurring concurrently with the Company's restructuring actions.

     While the Company has made important progress, there can be no assurance that the system implementation and Y2K remediation efforts will be completed on time, that business operations will not be disrupted and that spending will be within projected levels.

  Industry and Customer Risk

     The Company's future results are subject to economic and competitive risks and uncertainties in the chain restaurant and foodservice distribution industries and in the economy, generally. The trend of consolidation in the foodservice distribution industry, as evidenced by the Company's acquisition activity, may further intensify competitive pressures. While the Company will take appropriate actions to retain desired business, some loss of customers during this transition period has occurred and is a continuing risk. In addition, the activities associated with the restructuring plan and computer systems initiatives increase the risk of business disruption; therefore, there can be no assurance of the Company's consistent achievement of service level requirements set forth in customer contracts. Management believes that completion of the restructuring plan will enhance the Company's position as one of the most efficient distributors in its industry and, therefore, highly competitive in pricing and customer service.

     With respect to risk of customer concentration, including ProSource net sales on a pro forma basis, approximately 21% of the Company's net sales are to Tricon and 10% are to Darden Restaurants, Inc., which owns all the Red Lobster and Olive Garden restaurants. The Company provides service to Tricon's U.S. company-owned restaurants under a long-term exclusive distribution agreement discussed above under "Customer Activity". Tricon is actively engaged in the sale to franchisees of company-owned restaurants covered by the distribution agreement. While the distribution agreement provides that prior to sales of Pizza Hut and Taco Bell restaurants, such franchisees will enter into distribution agreements on substantially similar terms, there can be no assurance that the transition from company-owned to franchised status will not affect the Company's results. The Company provides service to Red Lobster and Olive Garden restaurants under exclusive distribution agreements effective June 1997 and expiring in May 2002.

  Market Risk

     The Company's Senior Notes and Senior Subordinated Notes and NEHC's Senior Discount Notes carry fixed interest rates and, therefore, do not expose the Company and NEHC to the risk of earnings or cash flow loss due to changes in market interest rates.

     The Company is exposed to market interest rates in connection with its accounts receivable program and credit facility. As discussed above under "Results of Operations," the loss on sale of accounts receivable as reported in the Consolidated Statements of Operations largely represents the return to investors in variable interest rate certificates issued by a master trust to which the rights of ownership of a substantial majority of the Company's accounts receivable have been transferred. At December 26, 1998, the master trust had certificates outstanding in the amount of $445 million. At this level, a one-point change in interest rates would impact the annual loss on sale of accounts receivable by $4.5 million. Borrowings against the Company's credit facility, which totaled $4 million at December 26, 1998, carry variable interest rates. (See Notes 7 and 8 to the Consolidated Financial Statements.)

     At December 26, 1998, NEHC and the Company are not engaged in other contracts which would cause exposure to the risk of material earnings or cash flow loss due to changes in market commodity prices, foreign currency exchange rates or interest rates.

  Risk of Leverage

     NEHC and the Company are and will continue to be highly leveraged as a result of the indebtedness incurred in connection with the acquisitions. The Company's ability to meet interest payments, refinance the debt or ultimately repay the debt is subject to the risks and uncertainties discussed above.

     For additional factors that could cause the Company's actual results to differ materially from expected and historical results, see the "Risk Factors" set forth in NEHC's Senior Redeemable Exchangeable Preferred Stock Registration Statement on Form S-4, filed with the Securities and Exchange Commission on May 1, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this Item are attached to and are hereby incorporated into this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as of March 24, 1999, with respect to each person who is an executive officer, a significant employee, or director of NEHC:

                NAME                   AGE                        TITLE
                ----                   ---                        -----
John V. Holten.......................  42    Director, Chairman and Chief Executive Officer
John R. Evans........................  59    Director and Vice Chairman
Raymond E. Marshall..................  49    Director, Executive Vice President and Vice
                                             Chairman
Thomas C. Highland...................  57    Director, Executive Vice President and Vice
                                             Chairman
Kenneth R. Lane......................  51    Executive Vice President and Chief Operating
                                             Officer
Diana M. Moog........................  39    Executive Vice President and Chief Financial
                                             Officer
Bruce Graham.........................  36    Acting Chief Information Officer
Gunnar E. Klintberg..................  50    Director and Assistant Secretary and Member of
                                               Compensation Committee
A. Petter /Ostberg...................  37    Vice President
John D. Gainor.......................  42    President, Purchasing and Logistics
Kurt E. Twining......................  43    Senior Vice President, Human Resources
Kevin J. Rogan.......................  47    Senior Vice President, General Counsel and
                                             Secretary
Stanley J. Szlauderbach..............  50    Vice President, Investor Relations and Chief
                                               Accounting Officer
Ginette Wooldridge...................  41    Vice President and Controller
Paul A. Garcia de Quevedo............  45    Vice President, Treasurer and Assistant
                                             Secretary
Nancy M. Bittner.....................  35    Vice President, Planning
Leif F. Onarheim.....................  63    Director and Member of Audit Committee
Peter T. Grauer......................  52    Director and Member of Compensation Committee
Benoit Jamar.........................  43    Director and Member of Audit Committee
Daniel W. Crippen....................  47    Director
David R. Parker......................  55    Director and Vice Chairman

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

     Raymond E. Marshall. Mr. Marshall has 28 years of foodservice distribution experience, including 26 years with AmeriServe or its predecessors. Mr. Marshall served as President and Chief Executive Officer of NEBCO from 1980 to 1989. Mr. Marshall served as President of AmeriServe from 1990 to 1997. Mr. Marshall serves on the Board of Directors of Independent Distributors of America ("IDA"). Mr. Marshall has been an officer of NEHC and a member of the NEHC Board since 1996, and a member of the AmeriServe Board since 1986.

     Thomas C. Highland. Mr. Highland joined AmeriServe at the time of the acquisition of ProSource. Most recently he served as President and Chief Executive Officer of ProSource. Mr. Highland joined ProSource in 1992 following four years as President of Burger King Distribution Services. Prior to ProSource he spent twenty-five years with Warner Lambert Company, most recently as Vice President, U. S. Distribution.

     Gunnar E. Klintberg. Mr. Klintberg has served as Vice Chairman of Holberg since its inception in 1986. Mr. Klintberg was a Managing Partner of DnC Capital Corporation, a merchant banking firm in New York City, from 1983 to 1986. Mr. Klintberg has been an officer of NEHC and a member of the NEHC Board since 1996, and an officer of AmeriServe and its Board since 1986.

     A. Petter /Ostberg. Mr. /Ostberg was appointed Vice President of NEHC in 1996. He joined Holberg in 1994 and was appointed as Senior Vice President and Chief Financial Officer of Holberg in 1997. Prior to joining Holberg, Mr. /Ostberg held various finance positions from 1990 to 1994 with New York Cruise Lines, Inc.

     Diana M. Moog. Ms. Moog was named Executive Vice President and Chief Financial Officer in 1998. Previously, she was Senior Vice President and Chief Financial Officer. Ms. Moog joined AmeriServe as Senior Vice President and Treasurer at the time of its acquisition of PFS in 1997. Previously, she had served as Vice President, Controller of PFS. Ms. Moog had held various positions at PepsiCo, Inc. from 1989 to 1997 including Manager, Financial Reporting for PepsiCo and Assistant Controller, Frito-Lay.

     John D. Gainor. Mr. Gainor joined AmeriServe at the time of the acquisition of ProSource. Most recently, he served as President, Logistics and Redistribution of ProSource. Prior to joining ProSource in 1992, Mr. Gainor was Director, Transportation and Planning for Warner Lambert Company.

     Kurt E. Twining. Mr. Twining joined AmeriServe in 1997 as Senior Vice President-Human Resources in connection with the PFS Acquisition. Mr. Twining joined PFS in 1986 as Manager, Employee Relations. He then held positions of Manager, Staffing and Development; Director, Employee Relations; Senior Director, Employee Relations; Senior Director, Organization and Management Development; and Vice President, Field Human Resources and Safety.

     Kenneth R. Lane. Mr. Lane was named Executive Vice President and Chief Operating Officer in 1998. Previously, he was Senior Vice President and Acting Chief Operating Officer. He joined AmeriServe in 1997 as a Senior Vice President in connection with the PFS Acquisition. The prior 24 years were spent with PepsiCo in various positions, most recently as PFS Vice President Operations, North, overseeing the Northern United States as well as international operations in Mexico, Canada and Puerto Rico.

     Bruce Graham. Mr. Graham was named Acting Chief Information Officer in 1998. Mr. Graham is an employee of The Feld Group, an information technology consulting firm retained by the Company in 1998. In a previous assignment with The Feld Group, Mr. Graham was Chief Information Officer of Oshawa, a food retailer and distributor in Canada.

     Kevin J. Rogan. Mr. Rogan was named Senior Vice President, General Counsel and Secretary in 1999. Previously, he was Vice President, General Counsel and Secretary. Before joining AmeriServe in 1997 he was Vice President, Legal at McKesson Corporation. Prior to McKesson, Mr. Rogan served as legal counsel to FoxMeyer Health Corporation, Grand Metropolitan, PLC and PepsiCo.

     Stanley J. Szlauderbach. Mr. Szlauderbach was named Vice President, Investor Relations and Chief Accounting Officer in 1998. Previously, he was Vice President and Controller. Before joining AmeriServe, Mr. Szlauderbach spent 14 years at PepsiCo where his experience included eight years as Director, Financial Reporting for PepsiCo and two years as Assistant Controller at Pizza Hut.

     Paul Garcia de Quevedo. Mr. Garcia joined AmeriServe at the time of the acquisition of ProSource. Most recently he served as Vice President, Treasurer and Secretary for ProSource. Mr. Garcia joined ProSource in 1992 and served as Vice President, Finance and Controller during his tenure. Prior to ProSource, Mr. Garcia was with Burger King serving in various financial capacities including Vice President, Finance for Burger King Distribution Services.

     Ginette Wooldridge. Ms. Wooldridge joined AmeriServe as Vice President and Controller in 1998. Most recently, she served as Director of Accounting for Frito-Lay. Prior to that, Ms. Wooldridge was Director of Corporate Audit for PepsiCo, a position she assumed in 1992.

     Nancy Bittner. Ms. Bittner joined AmeriServe as Vice President, Planning in 1998. Prior to joining AmeriServe, she spent five years with Frito-Lay, most recently as Director of Finance.

     Daniel W. Crippen. Mr. Crippen has spent the last 21 years in the foodservice distribution business beginning with The Harry H. Post Company. He is Chairman of the Board of Directors of IDA. Mr. Crippen has been a member of the NEHC and AmeriServe Boards since 1997.

     Leif F. Onarheim. In 1996, Mr. Onarheim was elected chairman of NHO, Norway's largest association of business and industry. From 1992 to 1997, Mr. Onarheim served as President of Norway's largest business school and was Vice Chairman of the Board of the Norwegian School of Management from 1980 to 1992. Mr. Onarheim served as CEO of Nora Industries. When Nora merged with Orkla Borregaard to form the Orkla Group in 1991, Onarheim briefly served as the new group's Chairman. The Orkla Group is one of Scandinavia's largest branded goods company with production facilities in the US, Germany, Poland and England. He serves as Chairman of the Board of Directors of H. Aschehoug & Co. publishers, Norwegian Fair, Netcom ASA and Narvesen ASA, and is a board member of Wilhelm Wihelmsen Ltd. (shipping). He has been a director of NEHC since 1996, a director of AmeriServe since 1986, and a director of Holberg since 1997. Mr. Onarheim has been a member of the Audit Committee of the NEHC and AmeriServe Boards since 1998.

     Peter T. Grauer. Mr. Grauer has been a Managing Director of Donaldson, Lufkin & Jenrette Merchant Banking, Inc. since 1992. Mr. Grauer serves on the Board of Directors of each of Doane Products Co. and Total Renal Care, Inc. Mr. Grauer has been a member of the NEHC and AmeriServe Boards since January 1996.

     Benoit Jamar. Mr. Jamar is a Managing Director in the Mergers & Acquisitions group at Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"). He joined DLJSC in 1989. Mr. Jamar has been a member of the NEHC and AmeriServe Boards since 1997. Mr. Jamar has been a member of the Audit Committee of the NEHC and AmeriServe Boards since 1998.

     David R. Parker. Mr. Parker joined AmeriServe at the time of the acquisition of ProSource. Most recently he served as Chairman of ProSource. Mr. Parker joined ProSource in 1992. Prior to ProSource, Mr. Parker served as Senior Executive Vice President of Ryder Systems, Inc. and President of the Vehicle Leasing and Service Division.

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

                           SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION           LONG-TERM            OTHER
                                             --------------------        COMPENSATION           ANNUAL
                                   FISCAL     SALARY      BONUS      SECURITIES UNDERLYING   COMPENSATION
   NAME AND PRINCIPAL POSITION      YEAR      ($)(1)       ($)          OPTIONS(#)(11)           ($)
   ---------------------------     ------    --------    --------    ---------------------   ------------
John V. Holten...................   1998          --          --                --                  --
  Chairman and Chief                1997          --          --                --                  --
  Executive Officer                 1996          --          --                --                  --
Raymond E. Marshall..............   1998     323,977     500,000                --             265,646(5)
  Executive Vice President          1997     301,375     500,000(2)             --             202,621(3)
  Vice Chairman                     1996     273,793     265,000(4)             --                  --
Kenneth R. Lane..................   1998     266,890     266,840            45,660                  --
  Executive Vice President          1997      97,942(6)  196,840                --                  --
  Chief Operating Officer           1996          --(7)       --                --                  --
Diana M. Moog....................   1998     268,942     265,370            45,660                  --
  Executive Vice President          1997     102,066(6)  195,370                --                  --
  Chief Financial Officer           1996          --(7)       --                --                  --
Thomas C. Highland...............   1998     287,133(8)  225,000                --              87,305(10)
  Executive Vice President          1997          --(9)       --                --                  --
  and Vice Chairman                 1996          --(9)       --                --                  --

---------------

 (1) The amounts shown in this column include FLEX credits, car allowance and amounts contributed by the Company to its 401(k) plan under a contribution matching program.

 (2) This amount includes discretionary cash bonuses paid by AmeriServe for services provided during 1997 in connection with the PFS acquisition.

 (3) This amount was paid to Mr. Marshall to reimburse relocation expenses and premiums paid by the Company on behalf of Mr. Marshall for a whole life insurance policy and annuity to which Mr. Marshall is entitled to the cash surrender value. This program was discontinued in 1998.

 (4) This amount includes discretionary cash bonuses paid by Holberg for services provided during 1995 in connection with the acquisition of AmeriServ.

 (5) This amount reflects forgiveness of debt by the Company for relocation assistance and premiums on a whole life insurance policy.

 (6) This amount reflects employment with the Company from July through December 1997. Mr. Lane and Ms. Moog were employed by PepsiCo, Inc. prior to July of 1997.

 (7) Mr. Lane and Ms. Moog were employed by PepsiCo, Inc. in 1996.

 (8) This amount reflects employment with the Company from June through December 1998. Mr. Highland was employed by ProSource, Inc. prior to June of 1998.

 (9) Mr. Highland was employed by ProSource, Inc. in 1997 and 1996.

(10) This amount represents perquisites paid by the Company.

(11) This represents options to purchase Class A Common Stock, par value $0.01 per share of NEHC.

     The Company pays an annual management fee to Holberg for management services. The amount of this fee is not set or allocated with respect to any particular employee's compensation from Holberg.

MANAGEMENT STOCK OPTION PLAN

     In 1998 NEHC adopted its Management Stock Option Plan (the "Stock Option Plan"). Employees and independent contractor consultants of NEHC and its subsidiaries and affiliates as designated from time to time by NEHC's Board of Directors (the "NEHC Board"), including the Company, may be granted stock options to purchase shares of NEHC Class A Common Stock ("Options") under the Stock Option Plan. The aggregate number of shares of NEHC Class A Common Stock that may be issued, transferred or exercised or exercised pursuant under the Stock Option Plan is 1,000,000 shares (subject to certain adjustments). The Stock Option Plan is administered by NEHC's Board.

     The NEHC Board has the ability to determine, among other things, which individuals will be granted Options pursuant to the Stock Option Plan, the number of shares of NEHC Class A Common Stock that will be subject to each Option grant and the other terms and provisions of each Option. Only non-qualified stock options may be granted under the Stock Option Plan. The purchase price for Options will be the fair market value of the NEHC Class A Common Stock on the date of grant unless the NEHC Board provides otherwise at the time of grant.

     The vesting period of each Option is determined by the NEHC Board at the time of grant; provided that, unless the NEHC Board determines otherwise at the time of grant, each then outstanding Option shall become vested as to one-half of its then unvested shares upon the completion of an Initial Public Offering. An Initial Public Offering is defined as sale of NEHC common stock pursuant to a registration under the Securities Act where at least 25% of the outstanding common stock of NEHC becomes publicly traded or NEHC common stock with a market value of at least $100 million becomes publicly traded or any other sale of NEHC common stock the which NEHC Board determines qualifies as an Initial Public Offering.

     Each Option terminates the earlier of the option holder's termination of employment for cause, 90 days after the option holder's termination of employment for other than cause or ten years after the original grant of the Option. NEHC retains the right to purchase shares originally acquired as a result of Option exercise at the then determined fair market value thereof at any time after the option holder's termination of employment and before the earlier of the first anniversary of such termination or the date of an Initial Public Offering. Such shares may also be purchased by the NEHC at any time within 30 days after a sale of NEHC at the price per share established by such sale.

     The table below sets forth information concerning grants of stock options for shares of Class A Common Stock, par value $0.01 per share, of NEHC (the "NEHC Class A Common Stock") made to each of the Named Executive Officers during 1998. No grants of stock options occurred prior to 1998.

                             OPTION GRANTS IN 1998

                                               INDIVIDUAL GRANTS
                                -----------------------------------------------    POTENTIAL REALIZABLE
                                             % OF TOTAL                           VALUE AT ASSUMED ANNUAL
                                NUMBER OF     OPTIONS                                 RATES OF STOCK
                                SECURITIES   GRANTED TO                             PRICE APPRECIATION
                                UNDERLYING   EMPLOYEES    EXERCISE                    FOR OPTION TERM
                                 OPTIONS     IN FISCAL     PRICE     EXPIRATION   -----------------------
             NAME               GRANTED(#)      YEAR       ($/SH)       DATE        5%($)       10%($)
             ----               ----------   ----------   --------   ----------   ---------   -----------
John V. Holten................        --          --           --          --           --            --
Raymond E. Marshall...........        --          --           --          --           --            --
Kenneth R. Lane...............    45,660(1)    10.4%       $32.85     5/20/08     $943,299    $2,390,504
Diana M. Moog.................    45,660(2)    10.4%       $32.85     5/20/08     $943,299    $2,390,504
Thomas C. Highland............        --          --           --          --           --            --

---------------

(1) These options may be surrendered at Mr. Lane's option at any time for an amount equal to $300,000. If Mr. Lane exercises his right to receive cash in lieu of his options within 30 days of an Initial Public Offering, he will receive interest on the $300,000 at the rate of 10% per annum from March 1, 1999.

(2) These options may be surrendered at Ms. Moog's option at any time for an amount equal to $450,000. If Ms. Moog exercises her right to receive cash in lieu of her options within 30 days of an Initial Public Offering, she will receive interest on the $450,000 at the rate of 10% per annum from March 1, 1999.

     The table below sets forth information concerning each exercise of options for NEHC Class A Common Stock during 1998 by the Named Executive Officers, the number of exercisable and unexercisable options for NEHC Class A Common Stock held by them and the fiscal year-end value of such exercisable and unexercisable options.

          AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE

                                                                          NUMBER OF
                                                                         SECURITIES           VALUE OF
                                                                         UNDERLYING          UNEXERCISED
                                                                         UNEXERCISED        IN-THE-MONEY
                                                                      OPTIONS AT FISCAL   OPTIONS AT FISCAL
                                                                         YEAR-END(#)         YEAR-END($)
                                            SHARES                    -----------------   -----------------
                                          ACQUIRED ON      VALUE        EXERCISABLE/        EXERCISABLE/
NAME                                      EXERCISE(#)   REALIZED($)     UNEXERCISABLE     UNEXERCISABLE(1)
----                                      -----------   -----------   -----------------   -----------------
John V. Holten..........................      --            --                  --               --
Raymond E. Marshall.....................      --            --                  --               --
Kenneth R. Lane.........................      --            --        0/45,660....               --
Diana M. Moog...........................      --            --        0/45,660....               --
Thomas C. Highland......................      --            --                  --               --

---------------

(1) Underlying shares of NEHC Class A Common Stock are not publicly traded and are subject to repurchase upon termination of employment with the Company and in other circumstances; therefore, options have not been categorized as "in-the-money." There has been no determination of fair market value of the NEHC Class A Common Stock since the valuation made in connection with the original grant of these options.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     In 1998 the Company established its Supplemental Executive Retirement Plan (the "SERP"). Officers and senior management employees of the Company who are selected by the SERP administrator are participants in the SERP until termination of employment or termination of their participation by such administrator. Participants currently include the Named Executive Officers.

     Under the SERP, each participant is allocated at December 31 of each year while employed by the Company, five percent (or more as determined by the SERP administrator) of such participant's salary and regular annual performance bonus. In addition, each participant is allocated an investment credit equal to the participant's SERP account balance multiplied by the announced base rate of Bank of America, N.A., accrued and compounded semi-annually during the plan year.

     A participant is 100% vested in the participant's SERP benefit after five years of employment. A vested participant (or such participant's beneficiaries) receives a lump sum payment of the applicable SERP amount upon retirement, termination (other than for cause), disability (as defined in the SERP) or death. No SERP benefit is paid to a participant who is terminated for cause or terminates employment for any reason (other than disability) prior to the five year vesting period.

DIRECTOR COMPENSATION

     Directors of NEHC do not receive compensation for serving on NEHC's Board of Directors or any committee thereof. Leif F. Onarheim is paid $20,000 per year to serve as a director of the Company and is a member of the Audit Committee of AmeriServe and NEHC. Mr. Crippen has a consulting and non-competition agreement with the Company for which he is paid $150,000 per year. This agreement expires on July 15, 2000. Mr. Parker has a consulting and non-competition agreement with the Company for which he is paid $576,000 per year. This agreement expires on January 29, 2000.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     Mr. Marshall's current employment agreement with the Company provides for a two year term, scheduled to lapse on January 1, 2001, with default annual renewals, and an annual base salary of $350,000, subject to an annual merit increase review, plus an annual bonus to be determined by the Compensation Committee of the Board of Directors, plus participation in any employee benefit plans sponsored by the Company. Mr. Marshall agrees not to disclose confidential information for so long as such information remains competitively sensitive. During the term of the employment agreement and for one year after its termination, Mr. Marshall agrees not to render services to, or have any ownership interest in, any business which is competitive with the Company. Mr. Marshall's employment agreement does not contain any change of control provisions.

     Ms. Moog's current employment agreement with the Company provides for a three year term, scheduled to lapse on July 11, 2000, with a default two year renewal, and an annual base salary of $300,000, subject to an annual merit increase review, plus an annual bonus to be determined by the Compensation Committee of the Board of Directors, plus participation in any employee benefit plans sponsored by the Company. Ms. Moog agrees not to disclose confidential information for so long as such information remains competitively sensitive. During the term of the employment agreement and for one year after its termination, Ms. Moog agrees not to render services to, or have any ownership interest in, any business which is competitive with the Company. Ms. Moog's employment agreement does not contain any change of control provisions.

     Mr. Lane's current employment agreement with the Company provides for a three year term, scheduled to lapse on July 11, 2000, with a default two year renewal, and an annual base salary of $300,000, subject to an annual merit increase review, plus an annual bonus to be determined by the Compensation Committee of the Board of Directors, plus participation in any employee benefit plans sponsored by the Company. Mr. Lane agrees not to disclose confidential information for so long as such information remains competitively sensitive. During the term of the employment agreement and for one year after its termination, Mr. Lane agrees not to render services to, or have any ownership interest in, any business which is competitive with the Company. Mr. Lane's employment agreement does not contain any change of control provisions.

     Mr. Highland's current employment agreement with the Company provides for a three year term, scheduled to lapse on July 1, 2001, with a default annual renewal, and an annual base salary of $475,000, subject to an annual merit increase review, plus an annual bonus to be determined by the Compensation Committee of the Board of Directors, plus participation in any employee benefit plans sponsored by the Company. Mr. Highland agrees not to disclose confidential information for so long as such information remains competitively sensitive. During the term of the employment agreement and for one year after its termination, Mr. Highland agrees not to render services to, or have any ownership interest in, any business which is competitive with the Company. Mr. Highland's employment agreement does not contain any change of control provisions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 24, 1999, regarding the beneficial ownership of the common stock of NEHC by (i) each person known to NEHC to own beneficially more than 5% of any class of the common stock of NEHC, (ii) each director of NEHC, (iii) each Named Executive Officer of NEHC and (iv) all executive officers and directors of NEHC as a group. All information with respect to beneficial ownership has been furnished to NEHC by the respective stockholders of NEHC. Except as otherwise indicated in the footnotes, each beneficial owner has the sole power to vote and to dispose of all shares held by such holder.

                                                                                     PERCENT
                                                    AMOUNT AND NATURE               OF SHARES
NAME AND ADDRESS                                 OF BENEFICIAL OWNERSHIP           OUTSTANDING
----------------                                 -----------------------           -----------
NED....................................  8,241,000 shares of Class B Common
                                         Stock                                         100%(+)
Orkla ASA ("Orkla")....................  (1)
DLJ Merchant Banking Partners, L.P. and
  certain of its affiliates              Warrants to purchase 3,910,000 shares
     ("DLJMB").........................  of
                                         Class B Common Stock                           30%(++)
Holberg................................  Warrants to purchase 753,300 shares of
                                         Class B Common Stock                            6%(++)
John V. Holten.........................  (2)
Daniel W. Crippen......................  (3)
Peter T. Grauer........................  (4)
Benoit Jamar...........................  (4)
Gunnar E. Klintberg....................  (5)
Raymond E. Marshall....................  (6)
Leif F. Onarheim.......................  (7)

---------------

(+) Computed with respect to the currently outstanding shares of Class B Common
    Stock of NEHC (the "Class B Common Stock") without taking into account any options or convertible interests of NEHC.

(++) Computed with respect to the currently outstanding shares of Class B Common
     Stock of NEHC and the warrants held by DLJMB and Holberg, but without taking into account any other options or convertible interests of NEHC. On January 6, 1998, Holberg consummated a repurchase from DLJMB and affiliates of (i) 49% of the Junior Preferred Stock acquired by DLJMB and affiliates in connection with the PFS Acquisition (see Item 13. "Certain Relationships and Related Party Transactions"), and (ii) warrants conferring the right to acquire 753,300 shares of the Class B Common Stock.

(1) Orkla owns approximately 7% of the outstanding common stock of NED, and has an additional interest in the common stock of NED of approximately 8% through certain warrants to purchase such common stock. In addition, Orkla owns approximately 34% of the outstanding common stock of Holberg (which itself owns the balance of the common stock of NED not owned directly by Orkla. The warrants described in this note have been computed based upon the outstanding common shares of NED, without taking into account any options or convertible interests of NED. Orkla also has certain contractual rights as to NED and NEHC pursuant to an Amended and Restated Investors Agreement, dated as of July 11, 1997, among DLJMB, NEHC, NED, Holberg, Holberg Incorporated ("Incorporated") and Orkla.

(2) Mr. Holten owns all of the outstanding common stock of Incorporated, corporate parent of Holberg, which entity owns approximately 66% of the outstanding common stock of Holberg. As noted above, Holberg owns approximately 93% of the outstanding NED common stock and has an additional interest through certain preferred stock convertible into common stock. The convertible interests described in this note have been computed based upon the outstanding common shares of NED, without taking into account any options or convertible interests of NED.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     DLJMB, an affiliate of DLJSC, and certain of its affiliates beneficially own approximately 30% (subject to adjustment as defined in agreement) of the common stock of NEHC through warrants Mr. Grauer, a principal of DLJSC, is a member of the Board of Directors of NEHC and the Company; Mr. Jamar, a principal of DLJSC, is a member of the Board of Directors of NEHC and the Company. Holberg indirectly owns a majority of the issued and outstanding capital stock of NEHC. See "Security Ownership of Certain Beneficial Owners and Management." Subject to the rights of holders of preferred stock, Holberg and affiliates of DLJSC collectively have sufficient voting power to elect the entire Board of Directors of each of NEHC, and through NEHC, the Company.

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

     In connection with the ProSource Acquisition, DLJSC received a merger advisory fee of $3.25 million in cash from the Company upon consummation of the ProSource Acquisition.

     Holberg has received customary investment banking and advisory fees from the Company and its affiliates in connection with certain prior transactions, including a $4.0 million merger advisory fee in connection with the PFS Acquisition. Holberg also received fees of $1.0 million in connection with the offering of the Senior Notes.

     Holberg also receives an annual management fee from the Company of $4.0 million, commencing in 1997. In addition, in connection with the ProSource Acquisition, Holberg received a merger advisory fee of $3.25 million from the Company, upon consummation of the ProSource acquisition.

     A portion of the net proceeds of the Preferred Stock offering was used to finance the repurchase cost of the Senior Preferred Stock and the Junior Preferred Stock held by Holberg and certain affiliates of DLJSC and the Junior Non-Convertible Preferred Stock held by NED.

     With the January 1996 acquisition of AmeriServ, the Company acquired a minority interest in Post Holdings Company ("Post Holdings"), a 93.6% owner of Post. On November 25, 1996 NEHC acquired: (i) the Company's ownership interest in Post Holdings; and (ii) Daniel W. Crippen's 50% ownership of Post Holdings. In connection with this transaction, Mr. Crippen, the Company's and NEHC's Executive Vice President at that date, received $4.4 million ($2.0 million cash and $2.4 million in NEHC 8% senior convertible preferred stock) in exchange for his 50% equity interest in Post Holdings.

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

     In connection with the PFS Acquisition, NEHC contributed $130.0 million of cash to the Company. This contribution was financed in part through NEHC's sale of the Senior Discount Notes, Senior Preferred Stock and the Junior Preferred Stock, as well as warrants to purchase NEHC Class B Common Stock, to affiliates of DLJSC. On January 6, 1998, Holberg purchased from DLJ Merchant Banking Partners II, L.P. and certain of its affiliates ("DLJMBII") warrants to purchase 753,300 shares of Class B Common Stock, which had originally been issued to DLJMBII in connection with the PFS Acquisition in July 1997.

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

     The Company leases a warehouse and office facility in Waukesha, Wisconsin from a partnership owned by certain former shareholders of an acquired company, including Mr. John Evans, for approximately $810,000 per year through May 31, 2008.

     The Company and Holberg also periodically engage in bi-lateral interest-bearing loans and advances. (See Note 14 to the Consolidated Financial Statements.)

     Mr. Crippen has a consulting and non-competition agreement with the Company for which he is paid $150,000 per year. This agreement expires on July 15, 2000. Mr. Parker has a consulting and non-competition agreement with the Company for which he is paid $576,000 per year. This agreement expires on January 29, 2000.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this Report:

     1. Financial Statements.

         Report of Independent Auditors

         Audited Consolidated Financial Statements:

              Consolidated Balance Sheets

              Consolidated Statements of Operations

              Consolidated Statements of Stockholders' Equity (Deficit)

              Consolidated Statements of Cash Flows

              Notes to Consolidated Financial Statements

     2. Financial statement schedule.

     Schedule II -- Valuation and Qualifying Accounts

     3. Exhibits:

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          2.1            -- Asset Purchase Agreement between PepsiCo, Inc. and Nebco
                            Evans Holding Company (incorporated by reference to
                            Exhibit 2.2 to the Registrant's Registration Statement
                            Form S-4 No. 333-33225 filed August 8, 1997).
          2.2            -- Agreement and Plan of Merger, dated as of January 29,
                            1998, by and among AmeriServe Food Distribution, Inc.,
                            Steamboat Acquisition Corp. and ProSource, Inc.
                            (incorporated by reference to Exhibit 2.1 to the
                            Registrant's Current Report on Form 8-K, dated January
                            29, 1998).
          3.1            -- Restated Certificate of Incorporation of NEHC
                            (incorporated by reference to Exhibit 3.1 to the
                            Registrant's Annual Report on Form 10-K filed on March
                            27, 1998
          3.2            -- By-Laws of NEHC (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4,
                            No. 333-33223 filed August 8, 1997).
          4.1            -- Indenture, dated as of October 15, 1997, by and among the
                            Company, the Subsidiary Guarantors and State Street Bank
                            and Trust Company, with respect to the Senior Notes
                            (incorporated by reference to Exhibit 4.1 to the
                            Registrant's Registration Statement on Form S-4 No.
                            333-38337 filed October 21, 1997).
          4.2            -- Form of New Senior Discount Notes (incorporated by
                            reference to Exhibit 4.2 to the Registrant's Registration
                            Statement on Form S-4, No. 333-33223 filed August 8,
                            1997).
          4.3            -- Supplemental 8 7/8% New Senior Notes Indenture, dated as of December 23, 1997, by and among AmeriServe Food
                            Distribution, Inc., AmeriServ Food Company, and State
                            Street Bank and Trust Company, as Trustee (incorporated
                            by reference to Exhibit 4.2 to the Registrant's Current
                            Report on Form 8-K, dated December 28, 1997).
          4.4            -- Indenture, dated as of July 11, 1997, by and among the
                            Company, the Subsidiary Guarantors and State Street Bank
                            and Trust Company, with respect to the new Senior
                            Subordinated Notes (incorporated by reference to Exhibit
                            4.1 of the Registrant's Registration Statement on Form
                            S-4 No. 333-33225 filed August 8, 1997).
          4.5            -- Supplemental 10 1/8% New Senior Subordinated Notes
                            Indenture, dated as of December 23, 1997, by and among
                            AmeriServe Food Distribution, Inc., AmeriServ Food
                            Company, and State Street Bank and Trust Company, as
                            Trustee (incorporated by reference to Exhibit 4.1 to the
                            Registrant's Current Report on Form 8-K, dated December
                            28, 1997).
          4.6            -- Purchase Agreement, by and among the Registrant, the
                            Subsidiary Guarantors, Donaldson, Lufkin & Jenrette
                            Securities Corporation and BancAmerica Securities dated
                            as of July 9, 1997 (incorporated by reference to Exhibit
                            4.4 to the Registrant's Registration Statement Form S-4
                            No. 333-33225 filed August 8, 1997).
          4.7            -- Purchase Agreement, by and among the Registrant, the
                            Subsidiary Guarantors, Donaldson, Lufkin & Jenrette
                            Securities Corporation and BancAmerica Robertson Stephens
                            dated as of October 8, 1997 (incorporated by reference to
                            Exhibit 4.4 to the Registrant's Registration Statement on
                            Form S-4 No. 333-38337 filed October 21, 1997).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          4.8            -- Second Supplemental 8 7/8% New Senior Notes Indenture,
                            dated as of May 21, 1998, by and among AmeriServe Food
                            Distribution, Inc. and State Street Bank and Trust
                            Company (incorporated by Reference to Exhibit 4.1 to the
                            Registrant's Current Report on Form 8-K dated May 21,
                            1998).
          4.9            -- Second Supplemental 10 1/8% New Senior Subordinated Notes
                            Indenture, dated as of December 23, 1997, by and among
                            AmeriServe Food Distribution, Inc., AmeriServ Food
                            Company, and State Street Bank and Trust Company
                            (incorporated by reference to Exhibit 4.3 to the
                            Registrant's Current Report on Form 8-K dated May 21,
                            1998).
         10.1            -- Registration Rights Agreement, dated as of July 11, 1997, by and among the Registrant, the Subsidiary Guarantors
                            and Donaldson, Lufkin & Jenrette Securities Corporation
                            (incorporated by reference to Exhibit 10.1 to the
                            Registrant's Registration Statement on Form S-4 No.
                            333-33225 filed August 8, 1997).
         10.2            -- Registration Rights Agreement, dated as of October 15,
                            1997, by and among the Registrant, the Subsidiary
                            Guarantors and Donaldson, Lufkin & Jenrette Securities
                            Corporation (incorporated by reference to Exhibit 10.1 to
                            the Registrant's Registration Statement on Form S-4 No.
                            333-38337 filed October 21, 1997).
         10.3            -- Employment Agreement, dated as of December 23, 1986
                            between the Company and Raymond E. Marshall, as amended
                            by Amendment to Employment Agreement, dated as of January
                            1, 1995 (incorporated by reference to Exhibit 10.4 to the
                            Registrant's Registration Statement on Form S-4 No.
                            333-33225 filed August 8, 1997).
         10.4            -- Employment Agreement, dated as of July 1, 1998 between
                            the Company and Thomas C. Highland.*
         10.5            -- Employment Agreement, dated as of November 26, 1997
                            between the Company and Kenneth R. Lane.*
         10.6            -- Employment Agreement, dated as of August 15, 1997 between the Company and Diana M. Moog.*
         10.7            -- Amended and Restated Sales and Distribution Agreement
                            dated as of November 1, 1998, by and among PFS, Pizza
                            Hut, Taco Bell, Kentucky Fried Chicken Corporation and
                            Kentucky Fried Chicken of California, Inc.*
         10.8            -- Third Amended and Restated Credit Agreement, dated as of
                            May 21, 1998 among AmeriServe Food Distribution, Inc.,
                            Bank of America National Trust and Savings Association,
                            as Administrative Agent, Donaldson, Lufkin and Jenrette
                            Securities Corporation, as Documentation Agent, Bank of
                            America National Trust and Savings Association, as Letter
                            of Credit Issuing Lender and the Other Financial
                            Institutions Party Thereto, Arranged by BancAmerica
                            Robertson Stephens (incorporated by reference to Exhibit
                            10.1 to the Registrants Quarterly Report on Form 10-Q
                            filed November 10, 1998).
         10.9            -- First Amendment to Third Amended and Restated Credit
                            Agreement, dated as of July 24, 1998.*
         10.10           -- Amended and Restated Pooling and Servicing Agreement,
                            dated as of July 28, 1998 among AmeriServe Funding
                            Corporation, AmeriServe Food Distribution, Inc. and
                            Norwest Bank Minnesota, N.A.*
         10.11           -- Series 1998-1 Supplement to Pooling and Servicing
                            Agreement, dated as of July 28, 1998 among AmeriServe
                            Funding Corporation, AmeriServe Food Distribution, Inc.
                            and Norwest Bank Minnesota, N.A.*

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.12           -- Series 1998-3 Supplement to Pooling and Servicing
                            Agreement, dated as of December 18, 1998 among AmeriServe
                            Funding Corporation, AmeriServe Food Distribution, Inc.
                            and Norwest Bank Minnesota, N.A.*
         10.13           -- Series 1998-4 Supplement to Pooling and Servicing
                            Agreement, dated as of December 18, 1998 among AmeriServe
                            Funding Corporation, AmeriServe Food Distribution, Inc.
                            and Norwest Bank Minnesota, N.A.*
         10.14           -- Nebco Evans Holding Company 1998 Management Stock Option
                            Plan (incorporated by reference to Exhibit 4.2 to the
                            Registrant's Registration Statement on Form S-8 No.
                            333-53095 filed on May 20, 1998.
         21              -- Subsidiaries of the Registrant.*
         27.1            -- Financial Data Schedule.*
         99.1            -- AmeriServe Food Distribution, Inc. Press Release dated
                            March 24, 1999 announcing Fourth Quarter and Full Year
                            1998 Operating Results.*

---------------

* Filed herewith.

                          NEBCO EVANS HOLDING COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2
Audited Consolidated Financial Statements:
  Consolidated Balance Sheets...............................  F-3
  Consolidated Statements of Operations.....................  F-4
  Consolidated Statements of Stockholders' Equity
     (Deficit)..............................................  F-5
  Consolidated Statements of Cash Flows.....................  F-6
  Notes to Consolidated Financial Statements................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Nebco Evans Holding Company

     We have audited the accompanying consolidated balance sheets of Nebco Evans Holding Company (NEHC) as of December 26, 1998 and December 27, 1997, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 26, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of NEHC's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NEHC at December 26, 1998 and December 27, 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 26, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            ERNST & YOUNG LLP

Dallas, Texas
March 22, 1999

                          NEBCO EVANS HOLDING COMPANY

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                              DECEMBER 26,   DECEMBER 27,
                                                                  1998           1997
                                                              ------------   ------------
Current assets:
  Cash and cash equivalents.................................   $   37,646     $  231,450
  Accounts receivable.......................................       55,402         43,625
  Undivided interest in accounts receivable trust...........      208,451        154,371
  Allowance for doubtful accounts...........................      (23,852)       (15,566)
  Inventories...............................................      292,255        150,148
  Prepaid expenses and other current assets.................       14,196         17,034
                                                               ----------     ----------
          Total current assets..............................      584,098        581,062
  Property and equipment, net...............................      235,426        142,138
  Intangible assets, net....................................    1,087,079        737,870
  Other noncurrent assets...................................       29,209         17,720
                                                               ----------     ----------
                                                               $1,935,812     $1,478,790
                                                               ==========     ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt.........................   $    8,768     $    5,127
  Accounts payable..........................................      700,105        345,603
  Accrued liabilities.......................................      183,764        101,219
                                                               ----------     ----------
          Total current liabilities.........................      892,637        451,949
Long-term debt..............................................      979,416        943,609
Other noncurrent liabilities................................       85,006         38,430
11 1/4% Senior redeemable exchangeable preferred stock......      262,107             --
Stockholders' equity (deficit):
  8% Senior Convertible preferred stock, $.01 par value per
     share; 300 shares authorized, 235 shares outstanding,
     $2,350 liquidation value...............................        2,350          2,350
  13 1/2% Senior exchangeable preferred stock, $.01 par
     value per share; 5,000,000 shares authorized, 2,400,000
     shares outstanding.....................................           --         59,186
  15% Junior exchangeable preferred stock, $.01 par value
     per share; 5,000,000 shares authorized, 2,200,000
     shares outstanding.....................................           --         56,819
  Junior nonconvertible preferred stock, $.01 par value per
     share; 600 shares authorized and outstanding, $16,875
     liquidation value......................................           --         15,000
  Class A voting common stock, $.01 par value per share;
     30,000 shares authorized, 6,508 shares outstanding at
     December 27, 1997......................................           --             --
  Class B nonvoting common stock, $.01 par value per share;
     20,000 shares authorized, 1,733 shares outstanding at
     December 27, 1997......................................           --             --
  Class A nonvoting common stock, $.01 par value per share;
     1,000,000 shares authorized, none outstanding..........           --             --
  Class B voting common stock, $.01 par value per share;
     14,000,000 shares authorized, 8,241,000 outstanding at
     December 26, 1998......................................           82             --
  Paid-in capital...........................................           --          4,889
  Accumulated deficit.......................................     (285,786)       (93,442)
                                                               ----------     ----------
          Total stockholders' equity (deficit)..............     (283,354)        44,802
                                                               ----------     ----------
                                                               $1,935,812     $1,478,790
                                                               ==========     ==========

                            See accompanying notes.

                          NEBCO EVANS HOLDING COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                          YEAR ENDED
                                                          ------------------------------------------
                                                          DECEMBER 26,   DECEMBER 27,   DECEMBER 28,
                                                              1998           1997           1996
                                                          ------------   ------------   ------------
Net sales...............................................   $7,420,951     $3,508,332     $1,389,601
Cost of goods sold......................................    6,740,926      3,159,357      1,249,135
                                                           ----------     ----------     ----------
Gross profit............................................      680,025        348,975        140,466
Distribution, selling and administrative expenses.......      560,696        272,016        112,058
Depreciation of property and equipment..................       31,500         17,663          5,523
Amortization of intangible assets.......................       34,074         16,830          4,849
Restructuring and other unusual costs...................       90,087         52,449             --
                                                           ----------     ----------     ----------
Operating income (loss).................................      (36,332)        (9,983)        18,036
Other income (expense):
  Interest expense, net.................................      (90,824)       (54,016)       (16,423)
  Loss on sale of accounts receivable...................      (24,906)        (6,757)            --
  Interest income -- affiliates.........................        1,335            632            528
  Minority interest.....................................           --             --         (2,345)
                                                           ----------     ----------     ----------
                                                             (114,395)       (60,141)       (18,240)
                                                           ----------     ----------     ----------
Loss before income taxes and extraordinary loss.........     (150,727)       (70,124)          (204)
Provision for income taxes..............................        1,563          1,030          1,300
                                                           ----------     ----------     ----------
Loss before extraordinary loss..........................     (152,290)       (71,154)        (1,504)
Extraordinary loss......................................           --         15,935             --
                                                           ----------     ----------     ----------
Net loss................................................   $ (152,290)    $  (87,089)    $   (1,504)
                                                           ==========     ==========     ==========

                            See accompanying notes.

                          NEBCO EVANS HOLDING COMPANY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             8%
                                           SENIOR                  JUNIOR
                               13 1/2%    PREFERRED      15%      PREFERRED
                               SENIOR       STOCK      JUNIOR       STOCK
                              PREFERRED    $10,000    PREFERRED    $25,000    PREFERRED   COMMON   PAID-IN   ACCUMULATED
                                STOCK      SERIES       STOCK      SERIES       STOCK     STOCK    CAPITAL     DEFICIT
                              ---------   ---------   ---------   ---------   ---------   ------   -------   -----------
BALANCE, DECEMBER 30,
  1995......................  $     --     $   --     $     --    $     --    $ 15,000     $ 6     $    --    $  (4,849)
  Formation of NEHC.........        --         --           --      15,000     (15,000)     (6)          6           --
  Issuance of preferred
    stock...................        --      2,350           --          --          --      --          --           --
  Issuance of common stock
    warrants................        --         --           --          --          --      --       7,516           --
  Net loss..................        --         --           --          --          --      --          --       (1,504)
                              --------     ------     --------    --------    --------     ---     -------    ---------
BALANCE, DECEMBER 28,
  1996......................        --      2,350           --      15,000          --      --       7,522       (6,353)
  Issuance of preferred
    stock and common stock
    warrants................    57,300         --       55,000          --          --      --       2,700           --
  Preferred stock
    dividends...............     1,785         --        1,819          --          --      --      (3,604)          --
  Preferred stock
    accretion...............       101         --           --          --          --      --        (101)          --
  Loss on transfer of
    subsidiary from Holberg
    to NEHC.................        --         --           --          --          --      --      (1,628)          --
  Net loss..................        --         --           --          --          --      --          --      (87,089)
                              --------     ------     --------    --------    --------     ---     -------    ---------
BALANCE, DECEMBER 27,
  1997......................    59,186      2,350       56,819      15,000          --      --       4,889      (93,442)
  Stock dividends on
    preferred stock.........     3,666         --        3,752          --          --      --      (4,889)      (2,529)
  Preferred stock
    accretion...............     2,599         --           --          --          --      --          --       (2,599)
  Cash dividends on
    preferred stock.........        --         --           --          --          --      --          --         (188)
  Redemption of preferred
    stock...................   (65,451)        --      (60,571)    (15,000)         --      --          --      (12,549)
  Senior redeemable
    exchangeable preferred
    stock dividends and
    accretion...............        --         --           --          --          --      --          --      (22,107)
  Common stock
    recapitalization........        --         --           --          --          --      82          --          (82)
  Net loss..................        --         --           --          --          --      --          --     (152,290)
                              --------     ------     --------    --------    --------     ---     -------    ---------
BALANCE, DECEMBER 26,
  1998......................  $     --     $2,350     $     --    $     --    $     --     $82     $    --    $(285,786)
                              ========     ======     ========    ========    ========     ===     =======    =========


                                TOTAL
                              ---------
BALANCE, DECEMBER 30,
  1995......................  $  10,157
  Formation of NEHC.........         --
  Issuance of preferred
    stock...................      2,350
  Issuance of common stock
    warrants................      7,516
  Net loss..................     (1,504)
                              ---------
BALANCE, DECEMBER 28,
  1996......................     18,519
  Issuance of preferred
    stock and common stock
    warrants................    115,000
  Preferred stock
    dividends...............         --
  Preferred stock
    accretion...............         --
  Loss on transfer of
    subsidiary from Holberg
    to NEHC.................     (1,628)
  Net loss..................    (87,089)
                              ---------
BALANCE, DECEMBER 27,
  1997......................     44,802
  Stock dividends on
    preferred stock.........         --
  Preferred stock
    accretion...............         --
  Cash dividends on
    preferred stock.........       (188)
  Redemption of preferred
    stock...................   (153,571)
  Senior redeemable
    exchangeable preferred
    stock dividends and
    accretion...............    (22,107)
  Common stock
    recapitalization........         --
  Net loss..................   (152,290)
                              ---------
BALANCE, DECEMBER 26,
  1998......................  $(283,354)
                              =========

                            See accompanying notes.

                          NEBCO EVANS HOLDING COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              YEAR ENDED
                                                              ------------------------------------------
                                                              DECEMBER 26,   DECEMBER 27,   DECEMBER 28,
                                                                  1998           1997           1996
                                                              ------------   ------------   ------------
OPERATING ACTIVITIES
  Net loss..................................................   $(152,290)     $  (87,089)    $  (1,504)
  Adjustments to reconcile net loss to net cash provided by
    (used for) operating activities:
    Depreciation and amortization...........................      65,574          34,493        10,372
    Gain on sale of property................................          --              --        (4,652)
    Interest accreted on subordinated debt..................       7,425           5,513         4,193
    Minority interest in subsidiary.........................          --              --         2,345
    Impairment of property, equipment and other assets......      17,880          12,404            --
    Extraordinary loss-noncash portion......................          --           2,156            --
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable and undivided interest in accounts
        receivable trust....................................     (55,678)         (2,981)       (5,510)
      Inventories...........................................       8,908         (14,090)       (5,657)
      Prepaid expenses and other current assets.............      13,382         (13,578)          823
      Accounts payable......................................      47,176          74,663         7,030
      Accrued liabilities...................................       7,909          44,290        (7,083)
      Payments charged to restructuring reserves............     (14,944)         (1,382)           --
      Noncurrent liabilities................................     (25,252)         (4,402)        1,669
      Other.................................................     (27,347)            182         2,125
                                                               ---------      ----------     ---------
  Net cash provided by (used for) operating activities......    (107,257)         50,179         4,151
                                                               ---------      ----------     ---------
INVESTING ACTIVITIES
  Businesses acquired, net of cash acquired.................    (313,501)       (851,019)      (96,765)
  Capital expenditures......................................     (68,534)        (23,300)      (12,701)
  Proceeds from disposals of property and equipment.........       1,763              --         9,699
  Amounts received from affiliate...........................      13,693          20,485        11,121
  Amounts paid to affiliate.................................     (19,476)        (23,878)      (14,291)
  Net increase in deposits with affiliates..................          --          (2,355)       (2,480)
                                                               ---------      ----------     ---------
  Net cash used in investing activities.....................    (386,055)       (880,067)     (105,417)
                                                               ---------      ----------     ---------
FINANCING ACTIVITIES
  Proceeds from issuance of subordinated loans..............          --              --        22,484
  Proceeds from issuance of warrants........................          --           2,700         7,516
  Proceeds from issuance of long-term debt..................          --       1,110,000            --
  Proceeds from sale of accounts receivable.................     220,000         225,000            --
  Proceeds from issuance of senior redeemable exchangeable
    preferred stock.........................................     250,000              --            --
  Proceeds from issuance of preferred stock.................          --         112,300            --
  Redemption of preferred stock.............................    (153,571)             --            --
  Dividends on preferred stock..............................        (188)             --            --
  Debt financing fees incurred..............................     (10,000)        (26,325)           --
  Net increase (decrease) in borrowings under revolving line
    of credit...............................................       4,000         (77,374)      116,708
  Repayments of long-term debt..............................     (10,733)       (287,187)      (43,793)
                                                               ---------      ----------     ---------
  Net cash provided by financing activities.................     299,508       1,059,114       102,915
                                                               ---------      ----------     ---------
  Net increase (decrease) in cash and cash equivalents......    (193,804)        229,226         1,649
  Cash and cash equivalents at beginning of year............     231,450           2,224           575
                                                               ---------      ----------     ---------
  Cash and cash equivalents at end of year..................   $  37,646      $  231,450     $   2,224
                                                               =========      ==========     =========
  Supplemental cash flow information:
    Cash paid during the year for:
      Interest..............................................   $  91,337      $   24,468     $  10,683
      Income taxes, net of refunds..........................         846           2,668         1,256
    Businesses acquired:
      Fair value of assets acquired.........................   $ 782,736      $1,101,786     $ 210,357
      Cash paid.............................................    (313,501)       (851,019)      (96,765)
                                                               ---------      ----------     ---------
      Liabilities assumed...................................   $ 469,235      $  250,767     $ 113,592
                                                               =========      ==========     =========
  Supplemental noncash investing and financing activities:
    Property and equipment purchased with capital leases
      (included in long-term debt)..........................   $  38,257      $   22,029     $  13,363

                            See accompanying notes.

                          NEBCO EVANS HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 26, 1998

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations

     Nebco Evans Holding Company (NEHC) is the parent company of AmeriServe Food Distribution, Inc. (the Company) and Holberg Warehouse Properties, Inc. (HWPI). The Company comprises substantially all of the operations of NEHC, as HWPI's operations consist entirely of the leasing of two warehouse facilities to the Company. The Company is a foodservice distributor specializing in distribution to chain restaurants. The Company distributes a wide variety of food items as well as paper goods, cleaning and other supplies and equipment. The Company operates within a single type of business activity, with no operating segments as defined by Statement of Financial Accounting Standards (Statement) No. 131, "Disclosures about Segments of an Enterprise and Related Information."

     The Company services approximately 36,000 restaurants, the vast majority of which are in the United States. The Company's major customers are owners and/or franchisees operating restaurants in the Arby's, Burger King, Chick-fil-A, Chili's, Dairy Queen, KFC, Lone Star Steakhouse, Long John Silver's, Olive Garden, Pizza Hut, Red Lobster, Sonic, Taco Bell, TCBY and TGI Friday's systems. For most of these concepts, the Company services all or a substantial majority of the U.S. restaurants in the systems. The Company also operates foodservice distribution businesses in Canada and Mexico, which are not material to the consolidated financial statements of the Company.

     NEHC is an indirect subsidiary of Holberg Industries, Inc. (Holberg), a privately held diversified service company. In addition to NEHC, Holberg has subsidiaries operating within the parking services industry in North America.

  Principles of Consolidation

     The consolidated financial statements include the accounts of NEHC and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Fiscal Calendar

     The results for each of the fiscal years ended December 26, 1998 (fiscal
1998) December 27, 1997 (fiscal 1997) and December 28, 1996 (fiscal 1996) reflect a 52-week period ending on the last Saturday of the calendar year. The fixed year-end day of the Company's fiscal calendar results in a 53-week year every five or six years.

     The Company is in the process of adopting a 13-period accounting calendar for all of its business. This change impacts the number of weeks in each fiscal quarter but does not impact the number of weeks in the year or the year-end date as described above. This calendar consists of 13 four-week periods, with each of the first three quarters consisting of three periods, or 12 weeks, and the fourth quarter consisting of four periods, or 16 weeks. As of the end of fiscal 1998, almost 50% of the business was on a 13-period calendar. The balance was on a 12-period calendar with each quarter consisting of 13 weeks (a "4-4-5" calendar). The conversion of the remaining business is expected to be completed in 2000. Due to the phased nature of the conversion, the year-over-year comparisons of quarterly results have not been and are not expected to be materially impacted. The 13-period calendar is preferable for management purposes because operating measures for the periods are not distorted by differences in number of weeks per period.

  Cash and Cash Equivalents

     Cash equivalents represent funds temporarily invested (with original maturities not exceeding three months) as part of managing day-to-day working capital and/or as amounts held for general corporate purposes.

                          NEBCO EVANS HOLDING COMPANY

  Inventories

     Inventories, which consist of purchased goods held for sale, are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Certain inventories in the former ProSource, Inc. (ProSource) business (see Note 2) are stated at cost determined using the weighted-average-cost method.

  Property and Equipment

     Property and equipment are stated at cost, except for assets that have been impaired. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is recorded over the respective lease terms or useful lives of the assets, whichever is shorter. Amortization of leasehold improvements and assets under capital leases is included in depreciation expense. Useful lives for amortization and depreciation calculations are as follows:

Buildings and improvements..................................   5-40 years
Delivery and automotive equipment...........................    3-9 years
Warehouse equipment.........................................   5-12 years
Furniture, fixtures and office equipment....................   5-10 years

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

  Revenue Recognition

     Revenue from the sale of the Company's products is recognized upon shipment to the customer. Customer returns have historically been immaterial.

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

                          NEBCO EVANS HOLDING COMPANY

  Income Taxes

     NEHC accounts for income taxes in accordance with Statement No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets or liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss carryforwards. Because of the Company's prior operating losses in certain of the Company's taxable entities, a valuation allowance has been established to offset the entire amount of the net deferred tax assets. (See Note 11)

     Effective July 1997, the Company has been included in the consolidated federal income tax return of NEHC. Prior to that date, the Company was part of the Holberg consolidated group for income tax purposes and made tax sharing payments to Holberg, under a tax sharing agreement, for those entities within the Company's subgroup that had taxable income.

  Reclassifications

     Certain amounts previously presented in the financial statements of prior years have been reclassified to conform to the current year presentation.

2.  ACQUISITIONS

     On May 21, 1998, the Company acquired ProSource, Inc. for $313.5 million in cash, which reflected $15.00 per share for all of the outstanding common stock, repayment of existing indebtedness of ProSource of $159.5 million and direct costs of the acquisition. ProSource, which reported net sales of $3.9 billion for its fiscal year ended December 27, 1997, was in the foodservice distribution business, specializing in quick service and casual dining chain restaurants. ProSource serviced approximately 12,700 restaurants, principally in the United States, in such chains as Burger King, Chick-fil-A, Chili's, Long John Silver's, Olive Garden, Red Lobster, Sonic, TCBY and TGI Friday's. Funding of the acquisition and related transactions included $125 million in proceeds from the sale of ProSource accounts receivable (see Note 8), a $50 million capital contribution to the Company from NEHC and cash and cash equivalents on hand.

     The acquisition has been accounted for under the purchase method; accordingly, its results are included in the consolidated financial statements from the date of acquisition.

     Following is the preliminary ProSource purchase price allocation (the final purchase price allocation will be based on the final determination of the fair values of assets acquired and liabilities assumed) (in millions):

Accounts receivable.........................................  $ 224.0
Inventories.................................................    153.6
Property and equipment......................................     33.5
Goodwill....................................................    272.0
Identifiable intangible assets..............................     83.4
Other assets................................................     16.2
Accounts payable............................................   (307.3)
Accrued and other liabilities...............................    (91.0)
Restructuring reserves......................................    (70.9)
                                                              -------
                                                              $ 313.5
                                                              =======

     The restructuring reserves of $70.9 million were included in the preliminary purchase price allocation above in connection with the Company's business restructuring plan to consolidate and integrate the operations of ProSource and the Company. The reserves consist of accruals for severance and other employee-related costs ($34.8 million) and costs associated with the closures of duplicative warehouse and other

                          NEBCO EVANS HOLDING COMPANY
facilities ($36.1 million). Payments charged against the ProSource restructuring reserves totaled $5.9 million as of December 26, 1998. See Note 3 for additional discussion.

     On July 11, 1997, the Company acquired the U.S. and Canadian operations of PFS, a Division of PepsiCo, Inc. (PFS), in an asset purchase transaction for $841.6 million in cash, including direct costs. PFS posted net sales of $3.4 billion for the fiscal year ended December 25, 1996. PFS was engaged in the distribution of food products, supplies and equipment to approximately 17,000 company-owned and franchised restaurants in the Pizza Hut, Taco Bell and KFC systems, which were spun-off by PepsiCo, Inc. in October 1997 as TRICON Global Restaurants, Inc. (Tricon). Funding of the acquisition was provided by long-term borrowings and sale of accounts receivable as described in Notes 7 and 8 and a $130 million capital contribution to the Company from NEHC.

     The effective date of the acquisition was June 11, 1997, the end of PFS' second quarter. The acquisition has been accounted for under the purchase method.

     The PFS purchase price was allocated based on the estimated fair values of identifiable intangible and tangible assets acquired and liabilities assumed at the acquisition date, as follows (in millions):

Accounts receivable.........................................   $ 322.3
Inventories.................................................      83.1
Property and equipment......................................      70.7
Goodwill....................................................     563.1
Identifiable intangible assets..............................      36.9
Other assets................................................       1.4
Accounts payable............................................    (168.6)
Accrued and other liabilities...............................     (45.1)
Restructuring reserves......................................     (22.2)
                                                               -------
                                                               $ 841.6
                                                               =======

     The restructuring reserves of $22.2 million were included in the purchase price allocation above in connection with the Company's original business restructuring plan, which was revised after the ProSource acquisition, to consolidate and integrate the operations of PFS and the Company. The reserves consist of accruals for severance and other employee-related costs ($6.9 million) and costs associated with the closures of duplicative warehouse and other facilities ($15.3 million). Payments charged against the PFS restructuring reserves totaled $4.1 million as of December 26, 1998. There have been no material adjustments to the reserves as of December 26, 1998. See Note 3 for additional discussion.

     The following unaudited results of operations for fiscal 1998 assume the acquisition of ProSource occurred at the beginning of that period, and for fiscal 1997 assume the acquisitions of both PFS and ProSource occurred at the beginning of that period (in millions):

                                                             1998       1997
                                                           --------   --------
Net sales................................................  $9,081.0   $8,907.6
Loss before extraordinary items and cumulative effect of
  a change in accounting principle.......................    (153.2)     (55.5)
Net loss.................................................    (153.2)     (84.1)

     This information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.

                          NEBCO EVANS HOLDING COMPANY

     In October 1997, the Company acquired the stock of a food distribution business in Mexico for approximately $8 million in cash. The business distributed food products and supplies to company-owned and franchised restaurants in Tricon's Pizza Hut and KFC systems. The acquisition was accounted for under the purchase method. The operating results of the business are not material to the consolidated results of the Company.

3. RESTRUCTURING AND OTHER UNUSUAL COSTS

     Included in "Restructuring and other unusual costs" in the accompanying consolidated statements of operations for fiscal 1998 and 1997 are the following (in millions):

                                                              1998    1997
                                                              -----   -----
Restructuring charges, principally exit costs for future
  lease terminations and employee severance.................  $12.7   $13.4
Impairment of property, equipment and other assets..........   16.7    12.4
Financing-related fees and other one-time indirect costs
  incurred in connection with the ProSource and PFS
  acquisitions..............................................    8.6    13.6
Costs incurred to integrate acquisitions, and other unusual
  items.....................................................   52.1    13.0
                                                              -----   -----
                                                              $90.1   $52.4
                                                              =====   =====

     In the second quarter of 1998, the Company recorded restructuring reserves and noncash impairment charges reflecting actions to be taken with respect to the Company's then existing facilities as a result of the ProSource acquisition. During the second quarter of 1998, management performed an extensive review of the then existing and recently acquired ProSource operations with the objective of developing a business restructuring plan for the consolidation and integration of the organizations. The restructuring plan, which was approved by the Company's Board of Directors in the second quarter of 1998 and represented a revision of the plan developed at the time of the PFS acquisition in 1997, identified a number of actions designed to improve the efficiency and effectiveness of the combined organization's warehouse and transportation network as well as administrative and other support functions. These actions, a substantial majority of which will be completed by mid-2000, include construction of new strategically located warehouse facilities, closures of a number of existing warehouse facilities and expansions/reconfigurations of others, dispositions of property and equipment, conversions of computer systems, reductions in workforce, relocation of employees and centralization of support functions largely at the Dallas, Texas headquarters.

     In the third quarter of 1997, the Company recorded restructuring reserves and noncash impairment charges associated with the Company's original business restructuring plan, which was revised after the ProSource acquisition, to consolidate and integrate the operations of PFS and the Company.

     As of December 26, 1998, payments charged against the restructuring reserves established in fiscal 1998 and 1997 totaled $6.3 million, and there have been no material adjustments to the reserves.

     The last category in the above table includes costs arising from integration and consolidation actions associated with the PFS, ProSource and previous acquisitions. These costs, which are incremental in nature and expensed as incurred, relate primarily to start-up of new warehouse facilities, activities to realign and centralize administrative and other support functions and delivery fleet modifications. Also included in this category are costs to implement a major new computer software and hardware platform as well as remediate the Year 2000 computer program code problem in existing systems.

     Included in the impairment and unusual items categories above are charges totaling $7.2 million, largely recorded in the second quarter of 1998, associated with the discontinuance of service to the Wendy's concept, consisting primarily of costs related to equipment lease terminations and employee severance. Service to Wendy's restaurants represented approximately $600 million in annual net sales. The discontinuance, which

                          NEBCO EVANS HOLDING COMPANY
was completed by late 1998, resulted from a decision by Wendy's International, Inc. to transfer its business to a competitor.

4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                              DECEMBER 26,   DECEMBER 27,
                                                                  1998           1997
                                                              ------------   ------------
Land........................................................    $  7,542       $  3,833
Buildings and improvements..................................      77,236         44,612
Delivery and automotive equipment...........................      97,339         86,879
Warehouse equipment.........................................      21,943         11,359
Furniture, fixtures and office equipment....................      84,146         17,393
Construction in progress....................................       4,520          5,538
                                                                --------       --------
                                                                 292,726        169,614
Less accumulated depreciation and amortization..............      57,300         27,476
                                                                --------       --------
                                                                $235,426       $142,138
                                                                ========       ========

5. INTANGIBLE ASSETS

     Intangible assets consist of the following (in thousands):

                                                              DECEMBER 26,   DECEMBER 27,
                                                                  1998           1997
                                                              ------------   ------------
Goodwill, less accumulated amortization of $34,937 and
  $15,849...................................................   $  913,045      $661,570
Assembled workforce, customer lists, deferred financing
  costs and other intangibles, less accumulated amortization
  of $22,906 and $9,861.....................................      174,034        76,300
                                                               ----------      --------
                                                               $1,087,079      $737,870
                                                               ==========      ========

6. SENIOR REDEEMABLE EXCHANGEABLE PREFERRED STOCK

     On March 6, 1998, NEHC received proceeds of $250 million upon issuance of 2,500,000 shares of 11 1/4% Senior Redeemable Exchangeable Preferred Stock (Preferred Stock) due 2008, with a liquidation preference of $100 per share, in transactions not requiring registration under the Securities Act of 1933, as amended. Approximately $154 million of proceeds from the issuance were used to repurchase all NEHC's outstanding 13 1/2% senior exchangeable preferred stock, 15% junior exchangeable preferred stock, and junior nonconvertible preferred stock. Dividends on the Preferred Stock are payable quarterly in cash or in additional shares of Preferred Stock, at NEHC's option. The Preferred Stock is exchangeable into 11 1/4% Subordinated Exchange Debentures due 2008, at NEHC's option, subject to certain conditions, on any scheduled dividend payment date.

     On June 22, 1998, NEHC completed an offer to exchange all the outstanding Preferred Stock with new stock with substantially identical terms that is registered under the Securities Act of 1933, as amended.

                          NEBCO EVANS HOLDING COMPANY

7. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                              DECEMBER 26,   DECEMBER 27,
                                                                  1998           1997
                                                              ------------   ------------
8 7/8% Senior Notes due 2006................................    $350,000       $350,000
10 1/8% Senior Subordinated Notes due 2007..................     500,000        500,000
12 3/8% Senior Discount Notes due 2007......................      65,624         58,200
Borrowings under credit facility............................       4,000             --
Other notes payable.........................................       3,766          3,493
                                                                --------       --------
                                                                 923,390        911,693
Capital lease obligations (see Note 15).....................      64,794         37,043
                                                                --------       --------
                                                                 988,184        948,736
Less current portion (capital lease obligations only).......       8,768          5,127
                                                                --------       --------
                                                                $979,416       $943,609
                                                                ========       ========

     In connection with the PFS acquisition, on July 11, 1997, the Company issued $500 million principal amount of 10 1/8% Senior Subordinated Notes due July 15, 2007 in a private placement not requiring registration under the Securities Act of 1933, as amended, and entered into a new credit agreement providing for term loans totaling $205 million and a revolving credit facility of up to $150 million. A portion of the proceeds was used to repay all outstanding borrowings of $133.8 million (including accrued interest) under a previous credit agreement. On October 15, 1997, the Company issued $350 million principal amount of 8 7/8% Senior Notes due October 15, 2006 in a private placement not requiring registration under the Securities Act of 1933, as amended, and used a portion of the proceeds to repay the $205 million principal amount of term loans and related accrued interest.

     Also on July 11, 1997, NEHC received $55 million in proceeds upon issuance, in a private placement not requiring registration under the Securities Act of 1933, as amended, of $100,387,000 principal amount of 12 3/8% Senior Discount Notes due July 15, 2007. A portion of the proceeds was used to redeem subordinated notes with a principal amount of $33.4 million (including accretion of interest) issued in January 1996.

     In connection with the early extinguishment of debt on July 11 and October 15, 1997, NEHC recorded an extraordinary loss of $15.9 million, which represented the unamortized balance of deferred financing costs and unaccreted interest associated with the early extinguishment of debt by both the Company and NEHC. Because of NEHC's net operating loss carryforward position, the charge was recorded without tax benefit.

     Effective December 12, 1997, the Company and NEHC completed offers to exchange all the outstanding Senior Subordinated Notes due 2007, the Senior Notes due 2006 and the Senior Discount Notes due 2007 with new notes with substantially identical terms that are registered under the Securities Act of 1933, as amended.

     Interest on the Senior Subordinated Notes and the Senior Notes (collectively, the Notes) is payable semiannually. The Notes are fully, unconditionally, jointly and severally guaranteed by the Company's operating subsidiaries. The Notes contain covenants that limit the Company from incurring additional indebtedness and issuing preferred stock, restrict dividend payments, limit transactions with affiliates and certain other transactions. The Senior Subordinated Notes are subordinated to all existing and future senior indebtedness of the Company but rank equally in right of payment with any future senior subordinated indebtedness of the Company.

     Interest on the Senior Discount Notes is accreted to the principal amount until 2002, at which time interest is payable semiannually. The notes rank equally to all existing and future senior indebtedness of

                          NEBCO EVANS HOLDING COMPANY

NEHC but rank senior to all subordinated indebtedness of NEHC. The notes are effectively subordinated to all indebtedness of the Company.

     In May 1998, the Company entered into an amended credit agreement with a group of financial institutions that provides for a credit facility, expiring in 2003, of up to $220 million. The amended credit facility replaces the previous $150 million revolving credit facility. Interest rates on borrowings under the facility are indexed to certain key variable rates. Availability under the facility is based on levels of the Company's inventories of food and paper products and supplies. Restrictive covenants under the agreement include minimum interest coverage and maximum leverage. The Company is in compliance with the covenants as of December 26, 1998. A commitment fee of up to .50% per annum is payable on the unused portion of the facility. The availability under the credit facility at December 26, 1998 was $151.2 million, against which borrowings were $4.0 million (at an 8.5% interest rate) and outstanding letters of credit totaled $35.9 million. Day-to-day cash flows can result in significant fluctuations in the amount of borrowings under the facility. In late March 1999, an amendment to the credit facility was completed that allows the Company up to $30 million in letters of credit before usage of the facility is impacted, resulting in additional current liquidity in this amount.

8. ACCOUNTS RECEIVABLE PROGRAM

     In July 1997, the Company entered into an Accounts Receivable Program (the Program), which initially provided $225 million in proceeds to partially fund the acquisition of PFS. Under the Program, the Company established a consolidated, wholly owned subsidiary, AmeriServe Funding Corporation (Funding), which is a special purpose, bankruptcy-remote entity that acquires, on a daily basis, a substantial majority of the trade accounts receivable generated by the Company and its subsidiaries. The purchases by Funding are financed through the sale of the receivables to AmeriServe Master Trust (the Trust) and the issuance of a series of investor certificates by the Trust.

     During 1998, the Company received additional proceeds of $220 million primarily as a result of the addition of ProSource trade accounts receivable (in
May) and the completion of a restructuring of the Program and implementation of additional reporting requirements (in July).

     Transactions completed in December 1998 were designed primarily to refinance a substantial portion of the bank-funded Trust certificates that supported the proceeds previously received by the Company. The transactions, which also resulted in additional financing capacity under the Program, included a $280 million Rule 144A private placement of a three-year asset backed security and the establishment of a bank-funded, three-year variable funding certificate of up to $100 million.

     After these transactions, the Program provides up to $485 million in capacity, depending on accounts receivable levels. Because of the linkage to accounts receivable levels, the availability at December 26, 1998 was $445 million, all of which the Company had received in proceeds as of that date. The proceeds reflected $653 million of accounts receivable sold less Funding's undivided interest in the assets of the Trust of $208 million.

     In accordance with the provisions of Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the transactions have been recorded as a sale of receivables to a qualified special purpose entity. The ongoing cost associated with the Program, which largely represents the return to investors in the Trust certificates, is reported in the accompanying consolidated statements of operations as "Loss on sale of accounts receivable." The weighted average of the variable interest rates on the Trust certificates was 6.40% and 6.94% at December 26, 1998 and December 27, 1997, respectively.

                          NEBCO EVANS HOLDING COMPANY

     The accompanying consolidated balance sheets reflect an allowance for doubtful accounts that relates largely to the accounts receivable representing the undivided interest in the Trust. The Company's accounts receivable generally are unsecured.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, investment in accounts receivable trust, accounts payable and accrued liabilities approximate fair value because of their short-term maturities. The carrying amounts and fair values of long-term debt at December 26, 1998 are as follows (in thousands):

                                                              CARRYING      FAIR
                                                               AMOUNT      VALUE
                                                              --------    --------
8 7/8% Senior Notes.........................................  $350,000    $322,000
10 1/8% Senior Subordinated Notes...........................   500,000     435,000
12 3/8% Senior Discount Notes...............................    65,624      48,192
11 1/4% Senior Redeemable Exchangeable Preferred Stock......   262,107     141,538

     Related party financial instruments are recorded at cost.

10. GUARANTOR SUBSIDIARIES

     The Company's operating subsidiaries fully, unconditionally, jointly and severally guarantee the Senior Subordinated Notes and the Senior Notes discussed in Note 7.

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

     The only significant subsidiary of the Company that is not a guarantor subsidiary is Funding, which is a wholly owned, special purpose, bankruptcy-remote subsidiary. Funding has no operating revenues or expenses, and its only asset is an undivided interest in an accounts receivable trust (the Trust -- see Note 8). Funding's interest in the Trust is junior to the claims of the holders of certificates issued by the Trust. Accordingly, as creditors of the Company, the claims of the holders of the Senior Subordinated Notes and Senior Notes against the accounts receivable held in the Trust are similarly junior to the claims of holders of the certificates issued by the Trust.

     On the first day of fiscal 1999, ProSource and its subsidiaries were merged into the Company. Accordingly, the following summarized combined financial information (in accordance with Rule 1-02(bb) of Regulation S-X) at December 26, 1998 and for the year then ended is for the guarantor subsidiaries of the Company remaining after the merger (in thousands):

Current assets..............................................  $ 35,084
Current liabilities.........................................    15,981
Noncurrent assets...........................................    51,544
Noncurrent liabilities......................................    21,256
Net sales...................................................  $199,088
Operating income............................................     5,373
Net income..................................................     5,141

                          NEBCO EVANS HOLDING COMPANY

11. INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                                 YEAR ENDED
                                                --------------------------------------------
                                                DECEMBER 26,    DECEMBER 27,    DECEMBER 28,
                                                    1998            1997            1996
                                                ------------    ------------    ------------
Current:
  Federal.....................................     $   --          $  515          $1,100
  State.......................................        834             299             200
  Foreign.....................................        173              95              --
                                                   ------          ------          ------
                                                    1,007             909           1,300
Deferred (foreign in 1998 and 1997)...........        556             121              --
                                                   ------          ------          ------
                                                   $1,563          $1,030          $1,300
                                                   ======          ======          ======

     The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34% to loss before income taxes and extraordinary loss, as follows (in thousands):

                                                                  YEAR ENDED
                                                  ------------------------------------------
                                                  DECEMBER 26,   DECEMBER 27,   DECEMBER 28,
                                                      1998           1997           1996
                                                  ------------   ------------   ------------
Benefit at statutory rate.......................    $(51,244)      $(23,842)       $  (69)
State income taxes, net of federal tax
  benefit.......................................         550            197           129
Foreign income taxes............................         729            143            --
Nondeductible goodwill..........................       2,892            891           758
Increase in valuation allowance.................      47,735         23,571            --
Other...........................................         901             70           482
                                                    --------       --------        ------
Provision for income taxes......................    $  1,563       $  1,030        $1,300
                                                    ========       ========        ======

                          NEBCO EVANS HOLDING COMPANY

     The components of NEHC's deferred income tax assets and liabilities are as follows (in thousands):

                                                             DECEMBER 26,    DECEMBER 27,
                                                                 1998            1997
                                                             ------------    ------------
Deferred tax assets:
  Bad debt reserves........................................   $   9,140        $  9,987
  Inventory reserves.......................................      13,121           4,669
  Property and equipment...................................      12,663           4,758
  Accrued liabilities......................................      24,107           4,222
  Restructuring reserves...................................      62,289          21,124
  Acquisition costs........................................       5,087           7,682
  Net operating loss carryforward..........................     119,184          39,558
  Original issue discount..................................       4,576           1,767
  Other....................................................       1,499              --
                                                              ---------        --------
          Total deferred tax assets........................     251,666          93,767
  Less valuation allowance.................................    (196,997)        (49,787)
                                                              ---------        --------
          Total deferred tax assets, net...................      54,669          43,980
                                                              =========        ========
Deferred tax liabilities:
  Intangibles..............................................      53,399          43,980
  Other....................................................       1,270              --
                                                              ---------        --------
          Total deferred tax liabilities...................      54,669          43,980
                                                              ---------        --------
          Deferred tax assets net of deferred tax
            liabilities....................................   $      --        $     --
                                                              =========        ========

     As of December 26, 1998, giving effect to the merger into the Company of ProSource and its subsidiaries, NEHC has net operating loss carryforwards of approximately $310 million. The net operating loss carryforwards will expire between 2004 and 2019. Because of uncertainty as to whether full benefit will be realized from the use of such losses and other deferred tax assets, a valuation reserve has been provided to offset the net deferred tax asset. As of the date of its acquisition by the Company, ProSource had tax benefits associated with net operating losses and other deferred items (the Acquired Tax Attributes) of $37 million that were entirely offset by a valuation reserve. The acquired ProSource net operating losses of $76 million are subject to limitation under section 382 of the Internal Revenue Code. Under that section, after a change of control, the amount of such net operating loss carryforwards that may be used annually during the permitted carryover period is limited. Goodwill will be reduced to the extent of any tax benefit realized from the Acquired Tax Attributes.

12. EMPLOYEE BENEFIT PLANS

     The Company and its subsidiaries have sponsored 401(k) retirement savings plans covering substantially all employees. The Company has matched the contributions of participating employees in accordance with the provisions of the plans. Substantially all of the then existing plans were merged into a single plan in August 1997.

     Under this merged plan, eligible employees may contribute up to 18% of eligible compensation, subject to limits imposed by law. The Company matches 50% of the first 4% of compensation contributed by employees and 25% of additional amounts contributed up to 6%. The Company will make additional contributions for eligible employees of 0.8% to 2.0% of eligible compensation, depending on years of service. Company contributions have certain vesting schedules, with all such contributions vesting after 5 years of service. The Company may also elect to make a discretionary contribution that would be allocated to employees based on a predetermined formula.

                          NEBCO EVANS HOLDING COMPANY

     The Company has not merged the ProSource retirement savings plan into its existing plan. The ProSource plan has similar attributes but differing specific terms as compared to the existing plan. The Company is reviewing alternatives with respect to the possible merger of the two plans.

     Company contributions expensed under the plans approximated $6,598,000, $961,000 and $515,000 in fiscal 1998, 1997 and 1996, respectively.

     In 1998, the Company adopted a deferred compensation benefit program for eligible employees that allows participants to defer receipt of portions of their annual salary and incentive compensation. Amounts deferred are credited with earnings based on a key interest rate, which are expensed as accrued. Obligations under this program totaled $1.1 million at December 26, 1998.

13. STOCK OPTION PLAN

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

     On May 20, 1998, 438,410 options at an exercise price of $32.85 per share were granted under the Plan. The per share price was based on an estimation by an independent appraisal firm of the Company's value as of the end of 1997. The options granted vest and become exercisable in two equal installments upon each of the third and fourth anniversaries of the grant date; however, in the event of an Initial Public Offering (IPO), as defined in the Plan, half of the then outstanding and unvested options would become vested. A total of 27,540 options have been forfeited as of December 26, 1998.

     NEHC has elected to follow Accounting Principles Board Opinion No. 25 (APB
25) and related Interpretations in accounting for stock options. Under APB 25, because the exercise price of the options granted is the estimated fair market value of the underlying shares on the date of grant, no compensation expense has been recognized.

     Disclosures under Statement No. 123, "Accounting for Stock-Based Compensation," require a calculation of the pro forma compensation cost associated with the options had a fair value method been used to value the options at the date of grant. Using the "minimum value" method as defined by Statement No. 123, compensation expense associated with the option grant would have been approximately $1.2 million annually over the four-year vesting period. The key quantitative assumptions used in the calculation, which assumes no IPO, are as follows:

Risk-free interest rate.....................................    5.82%
Expected life...............................................  7 years
Expected dividend yield.....................................       0%

Because option valuation methods require highly subjective assumptions, NEHC believes that the calculation does not necessarily provide a reliable single measure of the fair value of the options granted.

                          NEBCO EVANS HOLDING COMPANY

14. RELATED-PARTY TRANSACTIONS

     NEHC and the Company have interest-bearing amounts due from Holberg totaling $13,981,000 and $8,066,000 at December 26, 1998 and December 27, 1997,
respectively, resulting primarily from cash advances to Holberg. The Company also holds a note receivable from Holberg dated December 1995 in the amount of $3,516,000. The note bears interest at 5% and is due January 2007. These related party receivables are included in other noncurrent assets in the accompanying consolidated balance sheets.

     Prior to 1996, the Company participated in a self-insured casualty (including workers' compensation and auto liability) and group health risk program with an affiliate of Holberg. In connection with the insurance program, the Company has deposits with an affiliate for insurance collateral purposes of $4,835,000 at December 26, 1998 and December 27, 1997. This amount is included in other noncurrent assets in the accompanying consolidated balance sheets.

     In fiscal 1998 and 1997, distribution, selling and administrative expenses include $4,000,000 in management fees to Holberg.

     Interest income from Holberg and an affiliate of approximately $1,335,000, $632,000 and $528,000 in fiscal 1998, 1997 and 1996, respectively, represents interest on the amounts due from Holberg, including the note receivable, and interest on the insurance deposits with an affiliate.

15. LEASE COMMITMENTS

     NEHC has noncancelable commitments under both capital and long-term operating leases, primarily for office and warehouse facilities and transportation and office equipment. Many leases provide for rent escalations, purchase and renewal options, contingent rentals based on miles driven and payment of executory costs. Rent expense was approximately $51,176,000, $17,902,000 and $15,384,000 (including contingent rentals) in fiscal 1998, 1997 and 1996, respectively.

     Property and equipment include the following amounts under capital leases (in thousands):

                                                              DECEMBER 26,   DECEMBER 28,
                                                                  1998           1997
                                                              ------------   ------------
Land........................................................    $   692        $   692
Buildings and improvements..................................     14,122          6,891
Delivery and automotive equipment...........................     37,551         28,778
Warehouse equipment.........................................      5,595          2,227
Furniture, fixtures and office equipment....................     16,603          3,312
                                                                -------        -------
                                                                 74,563         41,900
Less accumulated amortization...............................     13,258          6,456
                                                                -------        -------
Property and equipment under capital leases, net............    $61,305        $35,444
                                                                =======        =======

                          NEBCO EVANS HOLDING COMPANY

     The following is a schedule of aggregate future minimum lease payments (excluding contingent rentals) required under terms of the aforementioned leases at December 26, 1998 (in thousands):

                                                              CAPITAL   OPERATING
FISCAL YEAR ENDING                                            LEASES     LEASES
------------------                                            -------   ---------
1999........................................................  $16,558   $ 49,917
2000........................................................   15,555     46,688
2001........................................................   13,578     41,058
2002........................................................    9,347     34,302
2003........................................................    7,151     28,601
Thereafter..................................................   37,452    136,148
                                                              -------   --------
Total.......................................................   99,641   $336,714
                                                                        ========
Less amount representing interest...........................   34,847
                                                              -------
Present value of net minimum lease commitments..............  $64,794
                                                              =======

16. CONCENTRATION OF CREDIT RISK

     On a pro forma basis, as defined below, Tricon accounted for approximately 21% of the Company's 1998 net sales. Darden Restaurants, Inc., which owns all the Red Lobster and Olive Garden restaurants, accounted for approximately 10% of 1998 pro forma net sales.

     In connection with the PFS acquisition, the Company was assigned and assumed a distribution agreement between PFS and the Pizza Hut, Taco Bell and KFC businesses now comprising Tricon. The agreement provides that the Company is the exclusive distributor of a substantial majority of food and supply products purchased by Tricon's U.S. company-owned restaurants. In September 1998, Tricon and the Company agreed to revise and extend the term of the agreement to seven and one-half years from five years, with an additional two and one-half year extension option. Including this option period, the agreement expires July 2007.

     The Company provides service to Red Lobster and Olive Garden restaurants under exclusive distribution agreements effective June 1997 and expiring in May 2002.

     The table below presents the Company's net sales to major restaurant concept served, including both company-owned and franchised units, as an approximate percentage of the Company's total pro forma net sales. The pro forma data for fiscal 1998 reflects inclusion of ProSource's net sales for the full year, but exclusion of net sales to the Wendy's concept. The pro forma data for fiscal 1997 reflects inclusion of PFS' net sales for the full year.

                                                              1998    1997
                                                              ----    ----
Burger King.................................................   25%      5%
Taco Bell...................................................   17%     29%
Pizza Hut...................................................   16%     27%
KFC.........................................................    7%     12%
Red Lobster.................................................    7%     --
Arby's......................................................    4%      7%
Wendy's.....................................................   --      11%

17. STOCKHOLDER'S EQUITY

     On May 20, 1998, NEHC's Board of Directors approved the following recapitalization actions:

          (a) Fourteen million shares of new Class B voting common stock, par value $.01 per share, were authorized.

                          NEBCO EVANS HOLDING COMPANY

          (b) Each of the outstanding shares of Class A voting common stock (6,508 shares) and Class B nonvoting common stock (1,733 shares) was converted to 1,000 shares of new Class B voting common stock, resulting in 8,241,000 outstanding shares of the new Class B common stock. The previously authorized 30,000 shares of Class A voting common stock and 20,000 shares of Class B nonvoting common stock were canceled.

          (c) One million shares of new Class A nonvoting common stock, par value $.01 per share, were authorized in connection with the adoption of the 1998 Management Stock Option Plan (the Plan -- see Note 13). The Class A common stock would become voting in the event of an initial Public Offering (as defined in the Plan).

     The previously outstanding 13 1/2% senior exchangeable preferred stock, 15% junior exchangeable preferred stock and junior nonconvertible preferred stock were redeemed in March 1998 upon the issuance of 11 1/4% senior redeemable exchangeable preferred stock (see Note 6).

     Accumulated preferred stock dividends in arrears were $1,875,000 at December 27, 1997. There were no preferred stock dividends in arrears at December 26, 1998.

     Warrants to purchase up to an aggregate 4,663,000 shares of the new Class B voting common stock were outstanding at December 26, 1998, of which 1,759,000 expire in 2006 and the remainder expire in 2009.

18. CONDENSED UNCONSOLIDATED FINANCIAL STATEMENTS

     Provided below are the condensed unconsolidated financial statements of NEHC (parent company only).

                                                              DECEMBER 26,   DECEMBER 27,
                                                                  1998           1997
                                                              ------------   ------------
Condensed balance sheets:
  Cash and cash equivalents.................................    $ 32,979       $    320
  Due from affiliate........................................      11,897          5,046
  Investment in subsidiaries................................     226,500        176,500
  Other assets..............................................         300             --
                                                                --------       --------
                                                                $271,676       $181,866
                                                                ========       ========
  Accounts payable and accrued liabilities..................    $    373       $    188
  Due to affiliate..........................................       1,081             --
  Subordinated loans........................................      65,625         58,199
  Senior redeemable exchangeable preferred stock............     262,107             --
  Stockholders' equity (deficit)............................     (57,510)       123,479
                                                                --------       --------
                                                                $271,676       $181,866
                                                                ========       ========
Condensed statements of income (loss):
  Selling, general and administrative expenses..............    $     20       $    177
  Interest expense, net.....................................       4,881          5,821
  Income taxes..............................................         222             --
  Extraordinary loss........................................          --          6,562
                                                                --------       --------
                                                                $ (5,123)      $(12,560)
                                                                ========       ========

                          NEBCO EVANS HOLDING COMPANY

                                                              DECEMBER 26,   DECEMBER 27,
                                                                  1998           1997
                                                              ------------   ------------
Condensed statements of cash flows:
  Net cash provided by (used in) operating activities.......    $  2,188       $(11,007)
                                                                --------       --------
  Investing activities:
     Business acquired, net of cash acquired................          --         (1,500)
     Investment in subsidiary...............................     (50,000)      (130,000)
     Due from affiliates....................................      (5,769)            --
                                                                --------       --------
  Net cash used in investing activities.....................     (55,769)      (131,500)
                                                                --------       --------
  Financing activities:
     Proceeds from issuance of preferred stock and
      warrants..............................................     250,000        115,000
     Financing fees incurred................................     (10,000)            --
     Redemption of preferred stock..........................    (153,760)            --
     Proceeds from issuance of long-term debt...............          --         55,000
     Repayment of debt......................................          --        (27,173)
                                                                --------       --------
Net cash provided by financing activities...................      86,240        142,827
                                                                --------       --------
Net increase in cash and cash equivalents...................      32,659            320
Cash and cash equivalents at beginning of year..............         320             --
                                                                --------       --------
Cash and cash equivalents at end of year....................    $ 32,979       $    320
                                                                ========       ========

19. CONTINGENCIES

     NEHC is subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Management believes that the ultimate liability, if any, in excess of amounts already recognized arising from such claims or contingencies is not likely to have a material adverse effect on NEHC's annual results of operations or financial condition.

                          NEBCO EVANS HOLDING COMPANY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                    ADDITIONS
                                  -----------------------------------------------------------------------------
                                  BALANCE AT   CHARGED TO   CHARGED TO                                  BALANCE
                                  BEGINNING    COSTS AND      OTHER      ACQUISITIONS                   AT END
                                   OF YEAR      EXPENSES     ACCOUNTS      BALANCE      DEDUCTIONS(1)   OF YEAR
                                  ----------   ----------   ----------   ------------   -------------   -------
Year ended December 28, 1996:
  Allowance for doubtful
     accounts...................   $ 1,170       $1,306           --       $ 3,385         $  (525)     $ 5,336
Year ended December 27, 1997:
  Allowance for doubtful
     accounts...................   $ 5,336       $2,019           --       $10,032         $(1,821)     $15,566
Year ended December 26, 1998:
  Allowance for doubtful
     accounts...................   $15,566       $4,746           --       $ 7,541         $(4,001)     $23,852

---------------

(1) Represents uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NEBCO EVANS HOLDING COMPANY
                                                        (Registrant)

                                            By:     /s/ JOHN V. HOLTEN
                                              ----------------------------------
                                                        John V. Holten
                                                 Chairman and Chief Executive
                                                            Officer

Date: March 25, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----               --------------

                 /s/ JOHN V. HOLTEN                    Director, Chairman and Chief     March 25, 1999
-----------------------------------------------------    Executive Officer
                   John V. Holten

                  /s/ DIANA M. MOOG                    Executive Vice President and     March 25, 1999
-----------------------------------------------------    Chief Financial Officer
                    Diana M. Moog

             /s/ STANLEY J. SZLAUDERBACH               Vice President and Chief         March 25, 1999
-----------------------------------------------------    Accounting Officer
               Stanley J. Szlauderbach

                  /s/ JOHN R. EVANS                    Director and Vice Chairman       March 25, 1999
-----------------------------------------------------
                    John R. Evans

               /s/ RAYMOND E. MARSHALL                 Director, Executive Vice         March 25, 1999
-----------------------------------------------------    President and Vice Chairman
                 Raymond E. Marshall

                 /s/ DAVID R. PARKER                   Director and Vice Chairman       March 25, 1999
-----------------------------------------------------
                   David R. Parker

               /s/ THOMAS C. HIGHLAND                  Director, Executive Vice         March 25, 1999
-----------------------------------------------------    President and Vice Chairman
                 Thomas C. Highland

               /s/ GUNNAR E. KLINTBERG                 Director and Assistant           March 25, 1999
-----------------------------------------------------    Secretary
                 Gunnar E. Klintberg

                /s/ LEIF F. ONARHEIM                   Director                         March 25, 1999
-----------------------------------------------------
                  Leif F. Onarheim

                 /s/ PETER T. GRAUER                   Director                         March 25, 1999
-----------------------------------------------------
                   Peter T. Grauer

                  /s/ BENOIT JAMAR                     Director                         March 25, 1999
-----------------------------------------------------
                    Benoit Jamar

                /s/ DANIEL W. CRIPPEN                  Director                         March 25, 1999
-----------------------------------------------------
                  Daniel W. Crippen

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          2.1            -- Asset Purchase Agreement between PepsiCo, Inc. and Nebco
                            Evans Holding Company (incorporated by reference to
                            Exhibit 2.2 to the Registrant's Registration Statement
                            Form S-4 No. 333-33225 filed August 8, 1997).
          2.2            -- Agreement and Plan of Merger, dated as of January 29,
                            1998, by and among AmeriServe Food Distribution, Inc.,
                            Steamboat Acquisition Corp. and ProSource, Inc.
                            (incorporated by reference to Exhibit 2.1 to the
                            Registrant's Current Report on Form 8-K, dated January
                            29, 1998).
          3.1            -- Restated Certificate of Incorporation of NEHC
                            (incorporated by reference to Exhibit 3.1 to the
                            Registrant's Annual Report on Form 10-K filed on March
                            27, 1998
          3.2            -- By-Laws of NEHC (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4,
                            No. 333-33223 filed August 8, 1997).
          4.1            -- Indenture, dated as of October 15, 1997, by and among the
                            Company, the Subsidiary Guarantors and State Street Bank
                            and Trust Company, with respect to the Senior Notes
                            (incorporated by reference to Exhibit 4.1 to the
                            Registrant's Registration Statement on Form S-4 No.
                            333-38337 filed October 21, 1997).
          4.2            -- Form of New Senior Discount Notes (incorporated by
                            reference to Exhibit 4.2 to the Registrant's Registration
                            Statement on Form S-4, No. 333-33223 filed August 8,
                            1997).
          4.3            -- Supplemental 8 7/8% New Senior Notes Indenture, dated as of December 23, 1997, by and among AmeriServe Food
                            Distribution, Inc., AmeriServ Food Company, and State
                            Street Bank and Trust Company, as Trustee (incorporated
                            by reference to Exhibit 4.2 to the Registrant's Current
                            Report on Form 8-K, dated December 28, 1997).
          4.4            -- Indenture, dated as of July 11, 1997, by and among the
                            Company, the Subsidiary Guarantors and State Street Bank
                            and Trust Company, with respect to the new Senior
                            Subordinated Notes (incorporated by reference to Exhibit
                            4.1 of the Registrant's Registration Statement on Form
                            S-4 No. 333-33225 filed August 8, 1997).
          4.5            -- Supplemental 10 1/8% New Senior Subordinated Notes
                            Indenture, dated as of December 23, 1997, by and among
                            AmeriServe Food Distribution, Inc., AmeriServ Food
                            Company, and State Street Bank and Trust Company, as
                            Trustee (incorporated by reference to Exhibit 4.1 to the
                            Registrant's Current Report on Form 8-K, dated December
                            28, 1997).
          4.6            -- Purchase Agreement, by and among the Registrant, the
                            Subsidiary Guarantors, Donaldson, Lufkin & Jenrette
                            Securities Corporation and BancAmerica Securities dated
                            as of July 9, 1997 (incorporated by reference to Exhibit
                            4.4 to the Registrant's Registration Statement Form S-4
                            No. 333-33225 filed August 8, 1997).
          4.7            -- Purchase Agreement, by and among the Registrant, the
                            Subsidiary Guarantors, Donaldson, Lufkin & Jenrette
                            Securities Corporation and BancAmerica Robertson Stephens
                            dated as of October 8, 1997 (incorporated by reference to
                            Exhibit 4.4 to the Registrant's Registration Statement on
                            Form S-4 No. 333-38337 filed October 21, 1997).
          4.8            -- Second Supplemental 8 7/8% New Senior Notes Indenture,
                            dated as of May 21, 1998, by and among AmeriServe Food
                            Distribution, Inc. and State Street Bank and Trust
                            Company (incorporated by Reference to Exhibit 4.1 to the
                            Registrant's Current Report on Form 8-K dated May 21,
                            1998).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          4.9            -- Second Supplemental 10 1/8% New Senior Subordinated Notes
                            Indenture, dated as of December 23, 1997, by and among
                            AmeriServe Food Distribution, Inc., AmeriServ Food
                            Company, and State Street Bank and Trust Company
                            (incorporated by reference to Exhibit 4.3 to the
                            Registrant's Current Report on Form 8-K dated May 21,
                            1998).
         10.1            -- Registration Rights Agreement, dated as of July 11, 1997, by and among the Registrant, the Subsidiary Guarantors
                            and Donaldson, Lufkin & Jenrette Securities Corporation
                            (incorporated by reference to Exhibit 10.1 to the
                            Registrant's Registration Statement on Form S-4 No.
                            333-33225 filed August 8, 1997).
         10.2            -- Registration Rights Agreement, dated as of October 15,
                            1997, by and among the Registrant, the Subsidiary
                            Guarantors and Donaldson, Lufkin & Jenrette Securities
                            Corporation (incorporated by reference to Exhibit 10.1 to
                            the Registrant's Registration Statement on Form S-4 No.
                            333-38337 filed October 21, 1997).
         10.3            -- Employment Agreement, dated as of December 23, 1986
                            between the Company and Raymond E. Marshall, as amended
                            by Amendment to Employment Agreement, dated as of January
                            1, 1995 (incorporated by reference to Exhibit 10.4 to the
                            Registrant's Registration Statement on Form S-4 No.
                            333-33225 filed August 8, 1997).
         10.4            -- Employment Agreement, dated as of July 1, 1998 between
                            the Company and Thomas C. Highland.*
         10.5            -- Employment Agreement, dated as of November 26, 1997
                            between the Company and Kenneth R. Lane.*
         10.6            -- Employment Agreement, dated as of August 15, 1997 between the Company and Diana M. Moog.*
         10.7            -- Amended and Restated Sales and Distribution Agreement
                            dated as of November 1, 1998, by and among PFS, Pizza
                            Hut, Taco Bell, Kentucky Fried Chicken Corporation and
                            Kentucky Fried Chicken of California, Inc.*
         10.8            -- Third Amended and Restated Credit Agreement, dated as of
                            May 21, 1998 among AmeriServe Food Distribution, Inc.,
                            Bank of America National Trust and Savings Association,
                            as Administrative Agent, Donaldson, Lufkin and Jenrette
                            Securities Corporation, as Documentation Agent, Bank of
                            America National Trust and Savings Association, as Letter
                            of Credit Issuing Lender and the Other Financial
                            Institutions Party Thereto, Arranged by BancAmerica
                            Robertson Stephens (incorporated by reference to Exhibit
                            10.1 to the Registrants Quarterly Report on Form 10-Q
                            filed November 10, 1998).
         10.9            -- First Amendment to Third Amended and Restated Credit
                            Agreement, dated as of July 24, 1998.*
         10.10           -- Amended and Restated Pooling and Servicing Agreement,
                            dated as of July 28, 1998 among AmeriServe Funding
                            Corporation, AmeriServe Food Distribution, Inc. and
                            Norwest Bank Minnesota, N.A.*
         10.11           -- Series 1998-1 Supplement to Pooling and Servicing
                            Agreement, dated as of July 28, 1998 among AmeriServe
                            Funding Corporation, AmeriServe Food Distribution, Inc.
                            and Norwest Bank Minnesota, N.A.*
         10.12           -- Series 1998-3 Supplement to Pooling and Servicing
                            Agreement, dated as of December 18, 1998 among AmeriServe
                            Funding Corporation, AmeriServe Food Distribution, Inc.
                            and Norwest Bank Minnesota, N.A.*
         10.13           -- Series 1998-4 Supplement to Pooling and Servicing
                            Agreement, dated as of December 18, 1998 among AmeriServe
                            Funding Corporation, AmeriServe Food Distribution, Inc.
                            and Norwest Bank Minnesota, N.A.*

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.14           -- Nebco Evans Holding Company 1998 Management Stock Option
                            Plan (incorporated by reference to Exhibit 4.2 to the
                            Registrant's Registration Statement on Form S-8 No.
                            333-53095 filed on May 20, 1998.
         21              -- Subsidiaries of the Registrant.*
         27.1            -- Financial Data Schedule.*
         99.1            -- AmeriServe Food Distribution, Inc. Press Release dated
                            March 24, 1999 announcing Fourth Quarter and Full Year
                            1998 Operating Results.*

---------------

* Filed herewith.