Form 10-Q
period 1999-09-25
NEBCO EVANS HOLDING CO
filed 1999-11-09
CIK 1042745

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     All shares of the registrant's common stock are held by one affiliate. As of November 9, 1999, there were 8,241,000 shares of Class B Common Stock of the registrant outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          NEBCO EVANS HOLDING COMPANY

                                FORM 10-Q INDEX

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited):
  Condensed Consolidated Balance Sheets as of September 25,
     1999 and December 26, 1998.............................    3
  Condensed Consolidated Statements of Operations for the
     third quarter and year-to-date periods ended September
     25, 1999 and September 26, 1998........................    4
  Condensed Consolidated Statements of Cash Flows for the
     year-to-date periods ended September 25, 1999 and
     September 26, 1998.....................................    5
  Notes to Condensed Consolidated Financial Statements......    6
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   11
Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................   21
PART II. OTHER INFORMATION
Item 1. Legal Proceedings...................................   22
Item 2. Changes in Securities...............................   22
Item 3. Defaults upon Senior Securities.....................   22
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................   22
Item 5. Other Information...................................   22
Item 6. Exhibits and Reports on Form 8-K....................   22
Signatures..................................................   27
Index to Exhibits

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          NEBCO EVANS HOLDING COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                     ASSETS

                                                              SEPTEMBER 25,   DECEMBER 26,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)       (NOTE)
Current assets:
  Cash and cash equivalents.................................   $    1,859      $   37,646
  Accounts receivable.......................................       47,786          55,402
  Undivided interest in accounts receivable trust...........      181,343         208,451
  Allowance for doubtful accounts...........................      (23,982)        (23,852)
  Inventories...............................................      318,724         292,255
  Other current assets......................................       28,346          14,196
                                                               ----------      ----------
          Total current assets..............................      554,076         584,098
Property and equipment, net.................................      293,252         235,426
Intangible assets, net......................................    1,119,639       1,087,079
Other noncurrent assets.....................................       26,280          29,209
                                                               ----------      ----------
                                                               $1,993,247      $1,935,812
                                                               ==========      ==========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Current portion of long-term debt.........................   $   18,121      $    8,768
  Accounts payable..........................................      694,565         700,105
  Accrued and other current liabilities.....................      162,855         183,764
                                                               ----------      ----------
          Total current liabilities.........................      875,541         892,637
Long-term debt..............................................    1,201,358         979,416
Other noncurrent liabilities................................      122,024          85,006
11 1/4% Senior redeemable exchangeable preferred stock......      286,395         262,107
Stockholders' deficit:
  8% Senior convertible preferred stock, $.01 par value per
     share, 300 shares authorized, 235 shares outstanding,
     $2,350 liquidation value...............................        2,350           2,350
  Class A nonvoting common stock, $.01 par value per share;
     1,000,000 shares authorized, none outstanding..........           --              --
  Class B voting common stock, $.01 par value per share;
     14,000,000 shares authorized, 8,241,000 shares
     outstanding............................................           82              82
  Accumulated deficit.......................................     (494,503)       (285,786)
                                                               ----------      ----------
          Total stockholders' deficit.......................     (492,071)       (283,354)
                                                               ----------      ----------
                                                               $1,993,247      $1,935,812
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

                          NEBCO EVANS HOLDING COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, UNAUDITED)

                                                THIRD QUARTER ENDED             YEAR-TO-DATE ENDED
                                           -----------------------------   -----------------------------
                                           SEPTEMBER 25,   SEPTEMBER 26,   SEPTEMBER 25,   SEPTEMBER 26,
                                               1999            1998            1999            1998
                                           -------------   -------------   -------------   -------------
Net sales................................   $2,150,340      $2,217,416      $6,310,571      $4,987,365
Cost of goods sold.......................    1,957,143       2,014,761       5,749,515       4,517,507
                                            ----------      ----------      ----------      ----------
Gross profit.............................      193,197         202,655         561,056         469,858
Distribution, selling and administrative
  expenses...............................      151,124         165,316         460,774         376,713
Depreciation of property and equipment...       11,968           7,575          34,264          20,308
Amortization of intangible assets........       13,083           8,259          38,432          22,318
Restructuring and other unusual costs....       49,854          14,649         116,814          61,953
                                            ----------      ----------      ----------      ----------
Operating income (loss)..................      (32,832)          6,856         (89,228)        (11,434)
                                            ----------      ----------      ----------      ----------
Other income (expense):
  Interest expense, net..................      (25,878)        (22,847)        (73,797)        (62,529)
  Loss on sale of accounts receivable....       (7,636)         (7,135)        (20,668)        (16,150)
  Interest income-affiliates.............          286             524             920           1,019
                                            ----------      ----------      ----------      ----------
                                               (33,228)        (29,458)        (93,545)        (77,660)
                                            ----------      ----------      ----------      ----------
Loss before income taxes.................      (66,060)        (22,602)       (182,773)        (89,094)
Provision for income taxes...............          444             310           1,469             935
                                            ----------      ----------      ----------      ----------
Net loss.................................   $  (66,504)     $  (22,912)     $ (184,242)     $  (90,029)
                                            ==========      ==========      ==========      ==========

                            See accompanying notes.

                          NEBCO EVANS HOLDING COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                                   YEAR-TO-DATE ENDED
                                                              -----------------------------
                                                              SEPTEMBER 25,   SEPTEMBER 26,
                                                                  1999            1998
                                                              -------------   -------------
Operating Activities:
  Net loss..................................................    $(184,242)      $ (90,029)
  Adjustments to reconcile net loss to net cash used for
     operating activities:
     Depreciation and amortization..........................       72,696          42,626
     Interest accreted on subordinated debt.................        6,206           5,504
     Impairment of property and equipment...................           --          16,462
     Changes in assets and liabilities......................      (98,019)        (90,356)
                                                                ---------       ---------
  Net cash used for operating activities....................     (203,359)       (115,793)
                                                                ---------       ---------
Investing Activities:
  Business acquired, net of cash acquired...................           --        (313,501)
  Proceeds from sale of property............................       26,464              --
  Capital expenditures......................................      (49,865)        (39,347)
  Net cash transfers from (to) affiliates...................        4,503          (4,799)
                                                                ---------       ---------
  Net cash used for investing activities....................      (18,898)       (357,647)
                                                                ---------       ---------
Financing Activities:
  Net increase in borrowings under revolving line of
     credit.................................................      171,500          15,300
  Proceeds from sale of accounts receivable.................       30,000         190,000
  Preferred stock dividends.................................         (188)             --
  Proceeds from issuance of preferred stock.................           --         250,000
  Repurchase of preferred stock.............................           --        (153,572)
  Repayments of long-term debt..............................      (14,842)         (7,910)
  Financing fees incurred...................................           --         (10,000)
                                                                ---------       ---------
  Net cash provided by financing activities.................      186,470         283,818
                                                                ---------       ---------
  Net decrease in cash......................................      (35,787)       (189,622)
  Cash at beginning of period...............................       37,646         231,450
                                                                ---------       ---------
  Cash at end of period.....................................    $   1,859       $  41,828
                                                                =========       =========
Supplemental disclosures:
  Cash paid during the period for:
     Interest...............................................       78,553       $  69,827
     Income taxes, net of refunds...........................          923       $     834
Business acquired:
  Fair value of assets acquired.............................    $      --       $ 744,405
  Cash paid.................................................           --        (313,501)
                                                                ---------       ---------
  Liabilities assumed.......................................    $      --       $ 430,904
                                                                =========       =========
Noncash investing and financing activities:
  Capital expenditures through capital leases (included in
     long-term debt)........................................    $  68,780       $  14,718

                            See accompanying notes.

                          NEBCO EVANS HOLDING COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 25, 1999 (UNAUDITED)

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

     In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the year-to-date period ended September 25, 1999 are not necessarily indicative of the results that might be expected for the entire fiscal year ended December 25, 1999. This report should be read in conjunction with the consolidated financial statements and footnotes thereto included in NEHC's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

     NEHC's direct subsidiary, AmeriServe Food Distribution, Inc. (AmeriServe), comprises substantially all of NEHC's operations. NEHC is an indirect subsidiary of Holberg Industries, Inc. (Holberg), a privately held diversified service company that also has subsidiaries operating within the parking services industry in North America.

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

     The final ProSource purchase price allocation below is based on the estimated fair values of identifiable intangible and tangible assets acquired and liabilities assumed at the acquisition date, as follows (in millions):

Accounts receivable........................................  $ 224.0
Inventories................................................    153.6
Property and equipment.....................................     29.0
Goodwill...................................................    314.3
Identifiable intangible assets.............................     82.0
Other assets...............................................     15.3
Accounts payable...........................................   (310.0)
Accrued and other liabilities..............................    (98.2)
Restructuring reserves.....................................    (96.5)
                                                             -------
                                                             $ 313.5
                                                             =======

     The restructuring reserves of $96.5 million were included in the purchase price allocation above in connection with a business restructuring plan to consolidate and integrate the operations of ProSource and the former PFS Division of PepsiCo, Inc. (PFS), acquired effective June 1997, with AmeriServe's existing operations. The reserves consist of accruals for severance and other employee-related costs ($45.9 million), costs associated with the closures of duplicative warehouse and other facilities ($47.0 million), and other exit

                          NEBCO EVANS HOLDING COMPANY
cost accruals ($3.6 million). Through September 25, 1999, payments charged against the ProSource restructuring reserves totaled $17.7 million, including $11.7 million in 1999. See Note 3 for additional discussion.

     The following unaudited pro forma results of operations for the year-to-date period ended September 26, 1998 assume the acquisition of ProSource occurred at the beginning of that period (in millions):

Net sales..................................................  $6,647.4
Net loss...................................................     (91.0)

     This information does not purport to be indicative of the results that would have been obtained if ProSource had actually been acquired at the beginning of fiscal 1998.

3. RESTRUCTURING AND OTHER UNUSUAL COSTS

     In 1997, AmeriServe developed a restructuring plan identifying a number of actions to consolidate and integrate the operations of PFS. The plan was revised in the second quarter of 1998 for the consolidation and integration of the acquired ProSource operations (see Note 2). The restructuring plan is designed to reduce operating costs by eliminating cost redundancies arising from the acquisitions, leveraging warehouse economies of scale, increasing delivery fleet utilization and centralizing and streamlining support processes.

     The first phase of the restructuring plan, which represents a substantial majority of the plan, is the consolidation of the business serving quick service restaurant customers. This effort is largely complete, with 85% of quick service net sales flowing through consolidated warehouse facilities as of the end of the third quarter of 1999. The actions under the plan include construction of new, strategically located, state-of-the-art distribution centers, closures of a number of distribution centers and expansions/reconfigurations of others, dispositions of property and equipment, conversions of computer systems, reductions in workforce, relocation of employees and centralization of support functions largely at the headquarters in Addison, Texas, a suburb of Dallas.

     AmeriServe had previously disclosed the second and concluding phase of the restructuring plan to be the integration of the separate casual dining network of twelve distribution centers into the consolidated quick service network. In the fourth quarter of 1999, AmeriServe completed a review of its overall strategy with respect to business outside its core quick service food and supply operations. As a result, AmeriServe has decided to explore opportunities to exit a portion of its casual dining business. This decision was based on an extensive review of warehouse processes and computer systems requirements and related complexities to effectively service all these customers, along with the learnings from the quick service consolidation. AmeriServe concluded that the efficiencies contemplated in its business model would be maximized by limiting the number of customers with a wide variety of menu items. The casual dining business generates about 20% of AmeriServe's sales, but represents approximately 12% of case volumes, and its operating profit is currently not significant to AmeriServe's results. The integration of business retained from the casual dining operations into the consolidated quick service network represents the amended second phase of the restructuring plan. Certain smaller customers serviced in the casual dining distribution network are quick service in nature. Although early in the process, AmeriServe may incur a significant charge as a result of the decision to exit the business, principally a write-off of a portion of goodwill and other intangibles recorded upon the allocation of the ProSource purchase price.

     A total of $131.6 million in cash exit cost liabilities associated with the restructuring plan have been recorded since 1997, consisting of both purchase accounting and restructuring charge reserves and including adjustments recorded in 1999 described below. Of this total, $31.2 million in payments, including $14.9 million in 1999, have been charged to the reserves through September 25, 1999. Because of the decision regarding the casual dining business discussed above, it is probable that AmeriServe will reduce exit cost reserves of

                          NEBCO EVANS HOLDING COMPANY
approximately $35 million related to the integration of the casual dining business, with an offsetting reduction of goodwill associated with the ProSource acquisition.

     In the second quarter of 1999, AmeriServe finalized decisions regarding closures of additional distribution centers in 2000 previously under consideration. As a result, an additional $4.0 million restructuring charge and $15.7 million in increased restructuring reserves in the final ProSource purchase price allocation (see Note 2) were recorded to primarily recognize lease termination and employee severance exit cost liabilities. In the third quarter of 1999, AmeriServe completed a review of previously established exit cost liabilities for facilities that have closed. Because of lower than expected costs, certain restructuring reserves were reduced, resulting in a credit to "Restructuring and other unusual costs" of $5.2 million and a reduction in goodwill of $12.0 million.

     In the second quarter of 1998, AmeriServe recorded $16.5 million in exit cost restructuring charges and $11.0 million in asset impairment writedowns. Both of these charges, totaling $27.5 million, were associated with then existing distribution centers to be closed as part of the planned actions to consolidate and integrate the newly acquired ProSource operations.

     Other incremental integration costs associated with the restructuring plan that do not qualify as exit costs are expensed as incurred and also classified as "Restructuring and other unusual costs". These costs relate primarily to start-up of new or expanded distribution centers and other actions to facilitate the distribution network consolidation, and include both specifically identifiable and estimated distribution network inefficiencies, as well as activities to realign and centralize administrative and other support functions.

     In conjunction with the restructuring plan, AmeriServe has been implementing a major new computer software and hardware platform, which is intended to enhance productivity in distribution operations, streamline and facilitate centralization of support processes and reduce AmeriServe's exposure to the Year 2000 computer code problem. The implementation of the new computer platform in the quick service business was completed in the third quarter of 1999. The non-capitalized costs to develop and implement the new system, as well as costs to remediate computer code of existing systems for the Year 2000 issue, are expensed as incurred and classified as "Restructuring and other unusual costs".

     Included in "Restructuring and other unusual costs" in the Condensed Consolidated Statements of Operations are the following (in millions):

                                                 THIRD QUARTER ENDED             YEAR-TO-DATE ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 25,   SEPTEMBER 26,   SEPTEMBER 25,   SEPTEMBER 26,
                                                1999            1998            1999            1998
                                            -------------   -------------   -------------   -------------
Restructuring and impairment charges
(credit)..................................      $(5.2)          $  --          $ (1.2)          $33.9
Distribution network start-up costs and
  integration inefficiencies..............       33.9             6.7            62.3            12.3
Administrative integration-related
  costs...................................        1.6             3.0            12.4             4.2
New computer system implementation
  costs...................................       18.6             1.8            36.9             2.7
Y2K remediation costs.....................         .9             2.3             5.7             3.5
Other unusual costs, including one-time
  acquisition related expenses............         .1              .8              .7             5.4
                                                -----           -----          ------           -----
                                                $49.9           $14.6          $116.8           $62.0
                                                =====           =====          ======           =====

4. LONG-TERM DEBT

     On October 1, 1999, AmeriServe entered into an amended credit agreement providing for a $205 million 12% term loan due 2006 and a revolving credit line of up to $125 million. The term loan is payable to

                          NEBCO EVANS HOLDING COMPANY

AmeriServe Finance Trust (Finco), a limited purpose business trust. Finco financed the loan to AmeriServe (the Finco Loan) through a joint issuance with its wholly owned subsidiary, AmeriServe Capital Corporation (Capital), of $205 million 12% Senior Secured Notes due 2006 (the Notes) in a private placement not requiring registration under the Securities Act of 1933, as amended. Finco was established by Nebco Evans Distributors, Inc. (NEDI), a direct subsidiary of Holberg and a holding company with substantially all of its assets consisting of the capital stock of NEHC. NEDI unconditionally guarantees the Notes issued by Finco and Capital.

     The Notes were issued at a discount, resulting in proceeds before debt issuance costs of $200.3 million. The proceeds from the Finco loan were partially used by AmeriServe to repay indebtedness under its previous credit facility, with the balance to be used for general corporate purposes. The Notes are secured by the Finco Loan, which, in turn, is secured by a second lien on AmeriServe's assets (with certain exceptions) that is subordinate to a first lien securing the revolving credit line under the amended facility.

     Interest on the Notes and the Finco Loan is payable semi-annually. The Finco Loan agreement includes covenants that limit AmeriServe's ability to incur additional debt, pay dividends on or repurchase its stock and use assets as security in other transactions. Finco and Capital have agreed to file an exchange offer registration statement for the Notes within 120 days of the issuance for a new issue of identical securities registered under The Securities Act of 1933, as amended.

     The bank-funded revolving credit line of up to $125 million replaces, with terms similar in nature, the previous $220 million revolving credit facility. Availability under the amended revolver, which expires June 2003, is linked to levels of AmeriServe's inventories of food and paper products. Borrowing capacity is reduced by letters of credit outstanding. As of October 1, 1999, there were no borrowings against the revolver. Letters of credit at the date totaled $40.7 million. Borrowings under the previous revolving line of credit totaled $175.5 million at September 25, 1999. Borrowings repaid on October 1, 1999 with proceeds from the Finco Loan totaled $168.0 million. The credit line is expected to increase by $100 million under a proposal submitted by the lender, and an agreement is anticipated to be finalized by mid-December 1999.

5. ACCOUNTS RECEIVABLE PROGRAM

     Under AmeriServe's ongoing Accounts Receivable Program (the Program) that expires in December 2001, a substantial majority of the trade accounts receivable generated by AmeriServe are sold on a daily basis to AmeriServe Funding Corporation (Funding), a wholly owned, special purpose, bankruptcy-remote, consolidated subsidiary. The purchases by Funding are financed through the sale of the receivables by Funding to AmeriServe Master Trust (the Trust) in exchange for cash and an undivided interest in the Trust. The initial purchases of accounts receivable by the Trust were funded through the issuances of a series of interest-bearing investor certificates by the Trust. Subsequent purchases are funded daily by collections on previously acquired accounts receivable. As liquidity available under the Program changes with seasonal or other fluctuations in accounts receivable levels, the amount of investor certificates outstanding is adjusted. The ongoing cost of the Program, substantially all of which represents the return to investors in the certificates, is reported as "Loss on sale of accounts receivable" in the Condensed Consolidated Statements of Operations.

     The Program provides up to $485 million in capacity, with the actual availability linked to eligible accounts receivable levels. The availability at September 25, 1999 was the full $485 million, all of which AmeriServe had received in proceeds as of that date. The proceeds reflected $666.3 million of accounts receivable sold less Funding's undivided interest in the assets of the Trust of $181.3 million.

                          NEBCO EVANS HOLDING COMPANY

6. GUARANTOR SUBSIDIARIES

     AmeriServe's principal operating subsidiaries fully, unconditionally, jointly and severally guarantee AmeriServe's $205 million 12% Finco Term Loan, $350 million 8 7/8% Senior Notes and $500 million 10 1/8% Senior Subordinated Notes.

     The AmeriServe parent company and the guarantor subsidiaries, which are direct, wholly owned U.S. subsidiaries, conduct the substantial majority of consolidated operations. Separate financial statements of the guarantor subsidiaries are not presented because, in the opinion of management, such financial statements are not material to investors.

     The only material subsidiary of AmeriServe that is not a guarantor subsidiary is Funding, which is a wholly owned, special purpose, bankruptcy-remote subsidiary. Funding has no operating revenues or expenses, and its only asset is an undivided interest in an accounts receivable trust (see
Note 5). Funding's interest in the Trust is junior to the claims of the holders of certificates issued by the Trust. Accordingly, as creditors of AmeriServe, the claims of the holders of the Senior Notes, Senior Subordinated Notes and the Finco Loan against the accounts receivable held in the Trust are similarly junior to the claims of holders of the certificates issued by the Trust.

     Following is summarized combined financial information (in accordance with Rule 1-02(bb) of Regulation S-X) at September 25, 1999 and for the year-to-date period then ended for the guarantor subsidiaries (in thousands):

Current assets............................................  $ 20,587
Current liabilities.......................................    14,994
Noncurrent assets.........................................    72,670
Noncurrent liabilities....................................    42,598
Net sales.................................................  $436,699
Operating income..........................................     7,536
Net income................................................     7,153

7. CAPITAL TRANSACTIONS

     On March 24, 1999, NEHC provided a $25 million cash capital contribution to AmeriServe. These funds represented a portion of the proceeds remaining from NEHC's issuance of 11 1/4% Senior Redeemable Exchangeable Preferred Stock (the Preferred Stock) in March 1998.

     Under transactions anticipated to be completed by mid-December 1999, AmeriServe expects to receive $50 million in cash proceeds from equity and equity-like investments by AmeriServe's indirect shareholders.

     As of October 1, 1999, NEHC and Holberg had completed repurchases of $41.1 million face value (excluding dividends) of the Preferred Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 concerning, among other things, NEHC's financial results, future plans, objectives, expected performance and potential efficiencies and improvements, as well as customer, supplier and other relationships. Specifically, statements in this report that are not historical facts, including statements accompanied by words such as "will," "believe," "expect," "anticipate," "estimate," "intend" or "plan" are intended to identify forward-looking statements and convey the uncertainty of future events or outcomes. NEHC cautions readers that any such forward-looking statements are based on assumptions that it believes are reasonable, but are subject to a wide range of risk, and there is no assurance that actual results may not differ materially from those projected in such forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date hereof. NEHC undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence or nonoccurrence of anticipated events. Certain factors that could cause actual results to differ materially from projected results include but are not limited to: the ability to realize anticipated cost efficiencies, the effect of market conditions, the impact of competitive actions and the integration of acquisitions, among other things. Additional information as to these and other relevant matters can be found in NEHC's Registration Statement on Form S-4 filed on April 30, 1999, as well as NEHC's annual, periodic and other filings with the Securities and Exchange Commission, and this report should be read in conjunction with cautionary statements contained therein.

NATURE OF OPERATIONS

     NEHC's direct subsidiary, AmeriServe Food Distribution, Inc. (AmeriServe), comprises substantially all of NEHC's operations. NEHC is an indirect subsidiary of Holberg Industries, Inc. (Holberg), a privately held diversified service company that also has subsidiaries operating within the parking services industry in North America.

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

ACQUISITION

     On May 21, 1998, AmeriServe acquired ProSource for $313.5 million in cash, which included $15.00 per share for all of the outstanding common stock, repayment of existing indebtedness of ProSource of $159.5 million and direct costs of the acquisition. ProSource, which reported net sales of $3.9 billion for its fiscal year ended December 27, 1997 was in the foodservice distribution business, specializing in quick service and casual dining chain restaurants. ProSource serviced approximately 12,700 restaurants, principally in the United States, in such chains as Burger King, Chick-fil-A, Chili's, Long John Silver's, Olive Garden, Red Lobster, Sonic, TCBY and TGI Friday's. Funding of the acquisition and related transactions included $125 million in proceeds from the sale of ProSource accounts receivable (see Note 5 to the Condensed Consolidated Financial Statements), a $50 million capital contribution to AmeriServe from NEHC and cash and cash equivalents on hand. The acquisition has been accounted for under the purchase method; accordingly, reported operating results for the year-to-date period ended September 26, 1998 included

18 weeks of results for the former ProSource operations. Reported operating results for the year-to-date period ended September 25, 1999 include 39 weeks of results for a portion of the former ProSource operations. Certain former ProSource operations have been converted to an accounting calendar with 36 weeks in the year-to-date period -- see discussion below under "Accounting Calendar". The comparisons of reported operating results for the year-to-date 1999 to the same period of 1998 presented below under "Results of Operations" are significantly impacted by the acquisition of ProSource.

BUSINESS RESTRUCTURING

     AmeriServe has experienced rapid growth as a result of the acquisitions of ProSource and, effective June 1997, the former PFS Division of PepsiCo, Inc.
(PFS), both large foodservice distribution companies with national scope specializing in the chain restaurant segment of the U.S. foodservice industry.

     These acquisitions have resulted in redundancies in AmeriServe's warehouse facilities, truck delivery routes and administrative and other support functions. AmeriServe has been implementing a business restructuring plan to consolidate and integrate the acquired businesses. Actions identified in the plan include construction of new, strategically located, state-of-the-art distribution centers, closures of a number of distribution centers and expansions/reconfigurations of others, dispositions of property and equipment, conversions of computer systems, reductions in workforce, relocation of employees and centralization of support functions largely at the headquarters in Addison, Texas, a suburb of Dallas.

     Completion of the plan is expected to significantly increase operating efficiencies through warehouse economies of scale, increased delivery fleet utilization and centralized, streamlined support processes. A major new computer software and hardware platform has been implemented (discussed below under "Computer Systems and Year 2000 Issue") and is expected to facilitate actions to enhance productivity and centralize support processes.

     The first phase of the restructuring plan, which represents a substantial majority of the plan, is the consolidation of the business serving quick service restaurant customers. This phase of the plan has been proceeding on schedule and is nearly complete. As of November 9, 1999, AmeriServe has closed 36 quick service distribution centers and transferred the business to new or existing centers. One quick service center closure is planned for the balance of 1999, and four are planned for 2000. Eight distribution centers have been expanded and/or significantly reconfigured, and the remaining facility planned for completion in early 2000 is in process. Operations have commenced at seven newly constructed distribution centers in Orlando, FL; Denver, CO; Memphis, TN; Charlotte, NC; Atlanta, GA; Houston, TX, and Kansas City, KS. New distribution centers in Boston, MA and Cleveland, OH are planned for completion in late 2000. As a result of these actions, 18 distribution centers are substantially complete with respect to warehouse consolidation of the quick service business, representing approximately 85% of quick service net sales. In the fourth quarter of 1999, the Kansas City market will be consolidated, bringing the total to approximately 90% completion of the quick service warehouse facility consolidation.

     AmeriServe had previously disclosed the second and concluding phase of the restructuring plan to be the integration of the separate casual dining network of twelve distribution centers into the consolidated quick service network. In the fourth quarter of 1999, AmeriServe completed a review of its overall strategy with respect to business outside its core quick service food and supply operations. As a result, AmeriServe has decided to explore opportunities to exit a portion of its casual dining business. This decision was based on an extensive review of warehouse processes and computer systems requirements and related complexities to effectively service these customers, along with the learnings from the quick service consolidation. AmeriServe concluded that the efficiencies contemplated in its business model would be maximized by limiting the number of customers with a wide variety of menu items. The casual dining business generates about 20% of AmeriServe's sales, but represents approximately 12% of case volumes and its operating profit is currently not significant to AmeriServe's results. The integration of business retained from the casual dining operations into the consolidated quick service network represents the amended second phase of the restructuring plan. Certain smaller customers serviced in the casual dining distribution network are quick service in nature. Although early in the process, AmeriServe may incur a significant charge as a result of the decision to exit the business, principally a write-off of a portion of goodwill and other intangibles recorded upon the allocation of the ProSource purchase price.

     Further, AmeriServe has decided to sell its Equipment Division, which has annual revenues of approximately $180 million. This business supplies restaurant customers with major equipment needs such as ovens, fryers and mixers as well as cooking utensils and other smallwares. AmeriServe has retained an investment banking firm to assist in the sale and is currently in negotiations with potential buyers of the division. AmeriServe does not expect a significant impact on results of operations upon disposition of the business.

     AmeriServe will incur significant cash costs to implement the restructuring plan. A total of $131.6 million in cash exit cost liabilities, primarily for employee severance and lease payments related to closed facilities, have been recorded since 1997, including adjustments recorded in 1999 as described in Note 3 to the Condensed Consolidated Financial Statements. Of the total in reserves established, $31.2 million has been spent through September 25, 1999, including $14.9 million in 1999, and approximately $7 million is expected to be spent over the balance of 1999. Because of the decision regarding the casual dining business discussed above, it is probable that AmeriServe will reduce exit cost reserves of approximately $35 million related to the integration of the casual dining business, with an offsetting reduction of goodwill associated with the ProSource acquisition.

     In addition, cash integration costs associated with the plan, which are expensed as incurred, totaled $116.9 million through September 25, 1999, including $75.6 million in 1999, and about $30 million is expected to be spent over the balance of 1999. These costs relate primarily to start-up of new or expanded distribution centers and other actions to facilitate the distribution network consolidation, and include both specifically identifiable and estimated distribution network inefficiencies, as well as activities to realign and centralize administrative and other support functions.

     With the completion of much of the quick service physical consolidation, the new computer system platform implementation and the realignment of administrative functions, AmeriServe will realize, beginning in the fourth quarter of 1999, cash operating cost reductions associated with a decline in headcount of about 1,500, or approximately 15% of AmeriServe's current workforce. This decrease, which represented approximately $25 million in costs during the third quarter of 1999, largely consists of individuals who have completed contract and other temporary labor services supporting the restructuring actions. The majority of the headcount actions are expected to be completed by year-end.

CUSTOMER ACTIVITIES

     AmeriServe has reached a decision to explore opportunities to exit a portion of its casual dining business. See discussion above under "Business Restructuring."

     AmeriServe has been very active in solidifying relationships with existing quick service customers, including TRICON Global Restaurants, Inc. (Tricon), AmeriServe's largest customer, and franchisees in the Tricon and Burger King systems, through long-term distribution agreements. As a result, approximately 80% of AmeriServe's total business is covered by long-term agreements, with close to 75% of the business under contracts with three or more years of remaining term.

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

     AmeriServe has taken a number of steps to assess and remediate its exposure to the Year 2000 (Y2K) computer program code problem. Findings to date include:

     - As measured by lines of program code, approximately 20% of AmeriServe's software required remediation for the Y2K code problem. Remediation and testing of these legacy applications is complete, and all have been placed back into production.

     - The remaining 80% of software includes applications that are currently being replaced by a new software package platform (see discussion below) and several previously existing software application packages that will continue to be utilized. The providers of the software packages have certified that their products are Y2K compliant. AmeriServe has initiated testing procedures to verify compliance, and testing of human resource, purchasing, financial and transportation management applications are complete. Upgrades and testing of PC-based applications are also in process. All remaining applications are expected to be completed in November, rather than the third quarter as previously projected.

     - AmeriServe has completed an assessment of its computer hardware and determined that approximately 30% of these devices were not Y2K compliant. Upgrades and replacements of critical assets, including mid-range systems and operating system software, are complete. Remediation of other assets, including desktops and laptops, is in process and expected to be completed in November 1999, rather than the third quarter as previously projected.

     - AmeriServe has completed its assessment of other mechanical equipment and devices with electronic components possibly susceptible to the Y2K issue. Risk identified has been minimal. Upgrades and replacements of mission-critical systems are complete.

     - AmeriServe has requested information regarding Y2K readiness from 2,800 product vendors and service providers and over 7,400 customers. A systematic, objective evaluation process was used to assess responses. Follow-up activities with critical trading partners has been completed and contingency plans are being developed where applicable.

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

     AmeriServe has developed a comprehensive contingency plan in the event of a disruption to the business. The plan focuses on AmeriServe's critical business activities and has been reviewed with customers. Contingency preparedness activities, including introduction of the plan throughout the organization, have been initiated.

     As referred to above, AmeriServe has been in the process of replacing critical applications and processes within its management information system with a new software and hardware platform. The software package platform includes integrated distribution operations and financial management applications. The new system complements the restructuring plan as it is intended to enhance productivity in distribution operations, streamline and facilitate centralization of support processes and have the flexibility to meet customer-unique requirements. The on-schedule implementation of the system in the quick service business was completed in the third quarter of 1999. AmeriServe intends to continue to utilize the computer applications currently supporting the casual dining business, which have been remediated for the Y2K issue, tested and placed back into production.

     The cash costs (excluding leased computer hardware) to fully implement the new system in the quick service business and complete remediation of the Y2K issue will approximate $122 million. Of this amount, $117.1 million has been spent through September 25, 1999, including $66.8 million in 1999, and the remainder of approximately $5 million is expected to be spent over the balance of 1999. The costs to purchase and develop the software for the new system are being capitalized. The costs to re-engineer processes, roll-out the developed software (largely data conversion and training) and perform the assessment and remediation of the Y2K issue have been expensed as incurred and included in "Restructuring and other unusual costs" in the Condensed Consolidated Statements of Operations.

ACCOUNTING CALENDAR

     As previously disclosed, AmeriServe has been in the process of conforming the reporting of certain operations in order to adopt a 13-period accounting calendar for all the business. Under this calendar, the fiscal year consists of 13 four-week periods, with each of the first three quarters consisting of 12 weeks and the fourth quarter consisting of 16 weeks. As of September 25, 1999, all of the quick service operations, representing approximately 75% of the business, were on the new calendar. The balance was on a calendar with each quarter consisting of 13 weeks. Because of the phased nature of the conversion, which began in the fourth quarter of 1998, year-over-year comparisons of quarterly results have not been materially impacted, but disclosures of the impact will be made as necessary to help identify underlying trends.

RESULTS OF OPERATIONS

     The following table presents certain financial information of NEHC derived from the Condensed Consolidated Statements of Operations (in millions):

                                               THIRD QUARTER ENDED                             YEAR-TO-DATE ENDED
                                  ---------------------------------------------   ---------------------------------------------
                                  SEPTEMBER 25,           SEPTEMBER 26,           SEPTEMBER 25,           SEPTEMBER 26,
                                      1999          %         1998          %         1999          %         1998          %
                                  -------------   -----   -------------   -----   -------------   -----   -------------   -----
Net sales.......................    $2,150.3      100.0     $2,217.4      100.0     $6,310.6      100.0     $4,987.4      100.0
Cost of goods sold..............     1,957.1       91.0      2,014.8       90.9      5,749.5       91.1      4,517.5       90.6
                                    --------      -----     --------      -----     --------      -----     --------      -----
Gross profit....................       193.2        9.0        202.6        9.1        561.1        8.9        469.9        9.4
Distribution, selling and
  administrative expenses.......       151.1        7.0        165.3        7.5        460.8        7.3        376.7        7.5
                                    --------      -----     --------      -----     --------      -----     --------      -----
Operating income before
  depreciation, amortization and
  restructuring and other
  unusual costs.................    $   42.1        2.0     $   37.3        1.7     $  100.3        1.6     $   93.1        1.9
                                    ========      =====     ========      =====     ========      =====     ========      =====

  Third Quarter and Year-to-Date 1999 Compared to the Same Periods of 1998:

     Net sales in the third quarter of 1999 decreased $67.1 million, or 3.0%, to $2.1 billion. Net sales increased $109 million, or 5.4%, after adjusting 1998 sales for Wendy's business ($115 million), which was largely phased out by the end of the third quarter of 1998, and the estimated effect of conforming certain operations to an accounting calendar with 12 weeks in this year's quarter from 13 weeks last year ($61 million). The adjusted net sales growth of 5.4% reflected advances in both the quick service and casual dining businesses. Higher sales in the quick service business reflected growth in stores served, partially offset by lower case volumes per store, in certain key concepts. Sales performance in the casual dining business was driven by growth in case volumes per store. Year-to-date net sales in 1999 increased $1.3 billion, or 26.5%, to $6.3 billion, driven by the acquisition of ProSource.

     Gross profit in the third quarter of 1999 decreased $9.5 million, or 4.7%, to $193.2 million, and the gross margin declined .1 of a point to 9.0%. This performance reflected the discontinued Wendy's business, the accounting calendar change and a shift in gross profit components to value-added services provided for in certain recent customer contracts, such as private label sales and inbound freight management. Gross margins are expected to improve as these services are fully implemented. The gross margin decline also reflected the relatively faster growth of the lower gross margin casual dining business. Year-to-date gross profit in 1999 increased $91.2 million, or 19.4%, to $561.1 million, and the gross margin declined .5 of a point to 8.9%. This performance was driven by the acquisition of ProSource. The casual dining business of ProSource has a lower gross margin because of higher product case costs as compared to the quick service business. AmeriServe's profitability is largely determined by the relationship of the negotiated mark-up, or distribution fee that is added to product cost to determine sales prices, to AmeriServe's operating costs. Therefore, a decline in the gross profit margin does not necessarily indicate a decline in profitability in dollars.

     Distribution, selling and administrative expenses in the third quarter of 1999 decreased $14.2 million, or 8.6%, to $151.1 million, and as a percent of net sales decreased .5 of a point to 7.0%. This performance reflected the discontinued Wendy's business, the accounting calendar change and lower administrative expenses from the integration of the former ProSource headquarters into AmeriServe's Dallas area headquarters. The expense margin decline also reflected the relatively faster growth of the lower expense margin casual dining business. Year-to-date distribution, selling and administrative expenses in 1999 increased $84.1 million, or 22.3%, to $460.8 million, and as a percent of net sales decreased .2 of a point to 7.3%, driven by the acquisition of ProSource. The lower expense margin primarily reflected the higher case sales prices in ProSource's casual dining business as compared to the quick service business (see gross profit discussion above).

     Operating income in 1999 before depreciation of property and equipment, amortization of intangible assets and restructuring and other unusual costs increased $4.7 million, or 12.7%, to $42.1 million in the quarter and $7.1 million, or 7.7%, to $100.3 million year-to-date. As a percent of net sales, this income measure increased .3 of a point to 2.0% in the quarter and declined
 .3 of a point to 1.6% year-to-date. The margin change for the quarter was driven by lower operating expenses and for the year-to-date by the acquisition of Prosource as described above.

     Depreciation of property and equipment in 1999 increased $4.4 million to $12.0 million in the quarter and $14.0 million to $34.3 million year-to-date, reflecting capital expenditures for the new computer system platform and warehouse and fleet equipment, as well as, for the year-to-date, the impact of the ProSource acquisition.

     Amortization of intangible assets in 1999 increased $4.8 million to $13.1 million in the quarter and $16.1 million to $38.4 million year-to-date primarily reflecting the impact of the final estimate of intangible assets arising from the allocation of the ProSource purchase price.

     Restructuring and other unusual costs in 1999 of $49.9 million in the quarter and $116.8 million year-to-date consisted primarily of incremental costs associated with the distribution network consolidation and integration, the new computer system implementation and Y2K remediation. The level of these expenses is expected to decline beginning in the fourth quarter of 1999. Costs in 1999 also include a restructuring credit of

$5.2 million in the third quarter to reflect lower than expected lease termination and employee severance exit costs for certain facilities that have closed and a $4.0 million restructuring charge in the second quarter primarily for exit cost liabilities arising from distribution center closure decisions to finalize the restructuring plan. Charges in 1998 consisted of $33.9 million in exit cost accruals and impairment charges in the second quarter primarily for distribution centers to be closed in connection with the then approved restructuring plan to consolidate and integrate the newly acquired ProSource operations.

     Interest expense net of interest income in 1999 increased $3.0 million to $25.9 million in the quarter and $11.3 million to $73.8 million year-to-date reflecting increased borrowings on the revolving credit facility to largely fund restructuring activities and computer systems initiatives, as well as, for the year-to-date, reduced interest income as cash equivalents on hand in 1998 were used to partially fund the acquisition of ProSource.

     Loss on sale of accounts receivable relates to an ongoing Accounts Receivable Program that provides financing capacity. (See Note 5 to the Condensed Consolidated Financial Statements.) Under the program, trade accounts receivable are sold to a wholly owned, special purpose, bankruptcy-remote, consolidated subsidiary, which in turn transfers the receivables to a master trust. The loss on sale of accounts receivable of $7.6 million in the quarter and $20.7 million year-to-date largely represents the return to investors in certificates issued by the master trust. The increase over 1998 of $.5 million in the quarter and $4.5 million year-to-date reflects the addition of ProSource accounts receivable as well as amendments to the program in the second half of 1998 that resulted in additional capacity.

     Provision for income taxes in 1999 primarily represents estimated current state and foreign income taxes payable. AmeriServe's net deferred tax assets are offset entirely by a valuation allowance, largely reflecting a net operating loss carryforward position for federal income tax purposes.

     Net loss in 1999 increased $43.6 million to $66.5 million in the quarter and $94.2 million to $184.2 million year-to-date driven by increased restructuring expenses, higher amortization of intangibles and additional net financing costs.

  Comparison of Results of Operations on a Combined Basis:

     This supplementary information is provided to enhance comparisons of year-to-date results of operations by taking into account the acquisition of ProSource. The combined results for the year-to-date ended September 26, 1998 presented below include the historical results of ProSource for the periods prior to its May 1998 acquisition date. The following combined results do not purport to represent what the 1998 reported results would have been had the acquisition of ProSource actually occurred at the beginning of fiscal 1998 (in millions):

                                                           YEAR-TO-DATE ENDED
                                              ---------------------------------------------
                                                                        COMBINED
                                              SEPTEMBER 25,           SEPTEMBER 26,
                                                  1999          %         1998          %
                                              -------------   -----   -------------   -----
Net sales...................................    $6,310.6      100.0     $6,647.4      100.0
Cost of goods sold..........................     5,749.5       91.1      6,046.2       91.0
                                                --------      -----     --------      -----
Gross profit................................       561.1        8.9        601.2        9.0
Distribution, selling and administrative
  expenses..................................       460.8        7.3        499.6        7.5
                                                --------      -----     --------      -----
Operating income before depreciation,
  amortization and restructuring and other
  unusual costs.............................    $  100.3        1.6     $  101.6        1.5
                                                ========      =====     ========      =====

     Net sales in 1999 decreased $336.8 million, or 5.1%. Net sales increased $262 million, or 4.3% after adjusting 1998 combined net sales for the estimated impact of the discontinued Wendy's business of $428 million and the change in accounting calendar from 39 weeks in 1998 to 36 weeks this year of $171 million (see discussion under "Accounting Calendar" above). The adjusted net sales growth of 4.3% reflected advances in both the quick service and casual dining businesses. Higher sales in the quick service business reflected growth in stores served, partially offset by lower case volumes per store, in certain key concepts. Sales performance in the casual dining business was driven by growth in case volumes per store.

     At September 25, 1999, the approximate number of stores served by AmeriServe was 36,100 compared to 37,400 at the same time last year, including over 700 stores in Canada and Mexico in both years. The decrease reflected the discontinuance of certain smaller accounts, store closures and some remaining Wendy's stores not yet phased out as of the end of last year's quarter.

     Gross profit in 1999 decreased $40.1 million, or 6.7%, and the gross margin declined .1 of a point to 8.9%. This performance reflected the discontinuance of the Wendy's business, the accounting calendar change and a shift in gross profit components to value-added services such as private label sales and inbound freight management. Gross margins are expected to improve as these services are fully implemented. The gross margin decline also reflected the relatively faster growth of the casual dining business, which has a lower gross margin as described above.

     Operating expenses in 1999 declined $38.8 million, or 7.8%, and as a percent of net sales, declined .2 of a point to 7.3% year-to-date. This performance reflected the discontinued Wendy's business, the accounting calendar change and the lower administrative expenses at the former ProSource headquarters. The lower expense margin also reflected the relatively faster growth of the casual dining business as described above.

     Management fees to Holberg included in distribution, selling and administrative expenses in both 1999 and 1998 were $2.8 million.

LIQUIDITY AND CAPITAL RESOURCES

     On October 1, 1999, under an amended credit facility, AmeriServe issued a $205 million 12% term note due 2006 to AmeriServe Finance Trust (Finco), a direct subsidiary of Nebco Evans Distributors, Inc., the parent company of NEHC. Finco financed the term loan to AmeriServe through the issuance of $205 million 12% Senior Secured Notes (the Notes) due 2006 in a private placement not requiring registration under the Securities Act of 1933, as amended. Proceeds from the Notes, issued at a discount, totaled $200.3 before debt issuance costs. The proceeds were partially used by AmeriServe to repay borrowings under its previous revolving credit line, with the balance to be used for general corporate purposes. (See Note 4 to the Condensed Consolidated Statements of Operations.)

     AmeriServe's current and expected sources of liquidity include the following:

     - Cash provided by ongoing operating activities.

     - A bank-funded revolving credit line under the amended credit facility of up to $125 million, all of which was available before $40.7 million in letters of credit at October 1, 1999. (See Note 4 to the Condensed Consolidated Statements of Operations.) The credit line is expected to increase by $100 million under a proposal submitted by the lender, and an agreement is anticipated to be finalized by mid-December 1999.

     - Proceeds from the Accounts Receivable Program of up to $485 million, all of which was available and fully used at September 25, 1999. (See Note 5 to the Condensed Consolidated Statements of Operations.)

     - $50 million in cash proceeds from equity and equity-like investments by AmeriServe's indirect shareholders, under transactions expected to be completed by mid-December 1999.

     - Future proceeds and cash flow benefits estimated to be $80-110 million over the next 60-90 days from the anticipated sale of the Equipment Division and reductions in inventories and accounts receivable from the higher than normal levels experienced during the distribution center consolidations and new computer system roll-out activities.

     - Proceeds from sales of warehouse facilities and excess transportation equipment of approximately $30 million, under transactions expected to close during the fourth quarter of 1999.

     - Lease financing of warehouse facility construction and purchases of delivery fleet, material handling equipment and computer hardware.

     During the third quarter of 1999, AmeriServe reduced its accounts payable balance by $133 million, and expects to further reduce the balance during the fourth quarter. The accounts payable balances began to build earlier in the year as AmeriServe encountered disruptions in processing supplier invoices during conversions of computer systems and consolidation of the accounts payable function into the Dallas-area headquarters. AmeriServe believes that as a result of the invoice processing issues, which are being resolved, and concerns regarding AmeriServe's levels of restructuring spending and the additional indebtedness incurred under the $205 million Finco Loan, certain suppliers have been seeking shorter payment terms, either explicitly or implicitly (through reduction in normal cash "float"). As indicated in AmeriServe's report on Form 8-K filed with the Securities and Exchange Commission on November 2, 1999, AmeriServe has assured suppliers that it expects to have adequate liquidity (as described above) to meet its ongoing obligations.

     The adequacy of AmeriServe's liquidity sources is largely dependant upon its ability to reduce restructuring costs from current levels and retain historical payment terms in meeting supplier obligations. As discussed under "Business Restructuring" above, AmeriServe has taken actions to reduce its headcount by about 1,500, or approximately 15% of its current workforce. This decrease, which represented approximately $25 million in costs during the third quarter of 1999, largely consists of individuals who have completed contract and other temporary labor services supporting the restructuring activities.

     AmeriServe currently estimates approximately $42 million in cash spending requirements for the balance of 1999 relating to the consolidation and integration actions and computer systems initiatives (discussed above under "Business Restructuring" and "Computer Systems and Year 2000 Issue", respectively). Cash capital expenditures for 1999, in addition to amounts included in the computer systems initiatives, are estimated to be about $30 million, of which $25 million has been spent year-to-date. The following table indicates the nature and timing of cash expenditures associated with the restructuring and computer systems initiatives (in millions):

                                          1998     THIRD     YEAR      TOTAL       BALANCE
                                          AND     QUARTER   TO DATE   SPENDING     OF 1999
                                          1997     1999      1999     TO DATE    (ESTIMATED)
                                         ------   -------   -------   --------   -----------
Cash expenditures for:
Lease liabilities, severance and other
  exit costs(a)........................  $ 16.3    $ 4.1    $ 14.9     $ 31.2        $ 7
Integration costs(b)...................    41.3     35.4      75.6      116.9         30
New computer system implementation and
  Y2K remediation(c)...................    50.3     29.8      66.8      117.1          5
                                         ------    -----    ------     ------        ---
                                         $107.9    $69.3    $157.3     $265.2        $42
                                         ======    =====    ======     ======        ===

---------------

(a) Spending is charged against exit cost reserves, totaling $131.6 million, recorded since 1997 and consisting of both purchase accounting ($106.7 million) and restructuring charge ($24.9 million) reserves.

(b)  Spending is expensed as incurred.

(c) The portion of the spending representing costs to purchase and develop software is capitalized. All other spending is expensed as incurred. Amounts included above that were capitalized were $10.3 million in the third quarter and $24.2 million year-to-date.

  Year-to-Date 1999 Compared to Year-to-Date 1998:

     Net cash used for operating activities increased $87.6 million to $203.4 million in 1999. This performance primarily reflected the increased net loss of $79.9 million after adjustment for noncash depreciation, amortization, impairment charges, and interest accretion.

     Net cash used for investing activities decreased $338.7 million to $18.9 million in 1999 primarily reflecting the ProSource acquisition in 1998. Higher capital expenditures of $10.5 million, driven by capitalized computer software development costs and spending associated with warehouse facility development, were offset by an increase in net cash transfers from affiliates of $9.3 million. Proceeds of $26.5 million from property sales resulted primarily from sale-leaseback transactions related to new/expanded warehouse facilities.

     Net cash provided by financing activities decreased $97.3 million to $186.5 million in 1999. This change was largely due to a decrease in proceeds from sale of accounts receivable of $160 million and the net proceeds from issuance and repurchase of preferred stock of $86.4 million, reflecting the 1998 funding of the ProSource acquisition, partially offset by increased borrowings on the revolving credit facility of $156.2 million.

SEASONALITY AND GENERAL PRICE LEVELS

     Historically, AmeriServe's operating results have reflected seasonal variations. AmeriServe experiences lower net sales and operating profits in the first and fourth calendar quarters, with the effects being more pronounced in the first quarter. Additionally, the effect of these seasonal variations is more pronounced in regions where winter weather is generally more inclement. AmeriServe has been in the process of adopting a 13-period fiscal year calendar (see discussion under "Accounting Calendar" above). Under this calendar, the first three quarters consist of 12 weeks and the fourth quarter consists of 16 weeks. As a result, reported net sales and operating profits for the fourth quarter will not necessarily decline from the second and third quarters.

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

     While AmeriServe has made significant progress, there can be no assurance that the remaining restructuring activities will be completed on time, that business operations will not be disrupted during the remaining restructuring period, that spending will be within projected levels, that liquidity will be adequate to complete the actions and that the expected cost savings will be achieved. While AmeriServe believes it has the resources to meet the objectives, the ultimate level and timing of efficiencies to be realized are subject to its ability to manage through the complexities of the restructuring plan and respond to unanticipated events.

  Computer Systems Risk

     As discussed above under "Computer Systems and Year 2000 Issue," AmeriServe has implemented a new computer software and hardware platform that is expected to enhance productivity in quick service distribution operations, streamline support processes and significantly reduce AmeriServe's exposure to the Y2K code problem. AmeriServe has also completed remediation of Y2K code problems in applications that will not be replaced by the new system.

     While AmeriServe has made substantial progress, there can be no assurance that the system implementation and Y2K remediation actions will be fully effective, that business operations will not be disrupted and that significant additional spending will not be required to achieve desired results.

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

  Risk of Leverage

     NEHC and AmeriServe are and will continue to be highly leveraged as a result of indebtedness incurred in connection with the acquisitions and restructuring plan. NEHC's and AmeriServe's ability to meet interest payments, refinance the debt or ultimately repay the debt is subject to, among others, the risks and uncertainties discussed above.

     For additional factors that could cause NEHC's actual results to differ materially from expected and historical results, see the "Risk Factors" set forth in NEHC's amended Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 30, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     NEHC's Senior Discount Notes and AmeriServe's $205 million Term Loan (payable to AmeriServe Finance Trust -- see Note 4 to the Condensed Consolidated Statements of Operations), $350 million Senior Notes and $500 million Senior Subordinated Notes carry fixed interest rates and, therefore, do not expose NEHC and AmeriServe to the risk of earnings or cash flow loss due to changes in market interest rates.

     AmeriServe is exposed to market interest rates in connection with its accounts receivable program and credit facility. As discussed in Management Discussion and Analysis of Financial Condition and Results of Operations under "Results of Operations," substantially all of the loss on sale of accounts receivable as reported in the Condensed Consolidated Statements of Operations represents the return to investors in variable interest rate certificates issued by a master trust to which the rights of ownership of a substantial majority of AmeriServe's accounts receivable have been transferred. At September 25, 1999, the master trust had certificates outstanding of $485 million. Borrowings against AmeriServe's amended revolving credit line also carry variable interest rates. (See Notes 4 and 5 to the Condensed Consolidated Financial Statements).

     At September 25, 1999, NEHC and AmeriServe are not engaged in other contracts which would cause exposure to the risk of material earnings or cash flow loss due to changes in market commodity prices, foreign currency exchange rates or interest rates.

                                    PART II.

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

        EXHIBIT
         NUMBER                                     EXHIBIT
        -------                                     -------
          2.1             -- Asset Purchase Agreement between PepsiCo, Inc. and Nebco
                             Evans Holding Company (incorporated by reference to
                             Exhibit 2.2 to the Registrant's Registration Statement
                             Form S-4 No. 333-33225 filed August 8, 1997).
          2.2             -- Agreement and Plan of Merger, dated as of January 29,
                             1998, by and among AmeriServe Food Distribution, Inc.,
                             Steamboat Acquisition Corp. and ProSource, Inc.
                             (incorporated by reference to Exhibit 2.1 to the
                             Registrant's Current Report on Form 8-K, dated January
                             29, 1998).
          2.3             -- Voting Agreement, dated as of January 29, 1998, by and
                             among AmeriServe Food Distribution, Inc., Steamboat
                             Acquisition Corp. and Onex DHC LLC and certain of its
                             affiliates (incorporated by reference to Exhibit 2.2 to
                             the Registrant's Current Report on Form 8-K, dated
                             January 29, 1998).
          3.1             -- Amended and Restated Certificate of Incorporation of
                             AmeriServe Food Distribution, Inc. (formerly AmeriServ
                             Food Company, successor to AmeriServe Food Distribution,
                             Inc.) (incorporated by reference to Exhibit 3.1 to the
                             Registrant's Annual Report on Form 10-K filed March 27,
                             1998).
          3.2             -- Amended and Restated Bylaws of AmeriServe Food
                             Distribution, Inc. (formerly AmeriServ Food Company,
                             successor to AmeriServe Food Distribution, Inc.)
                             (incorporated by reference to Exhibit 3.2 to the
                             Registrant's Annual Report on Form 10-K filed March 27,
                             1998).
          3.3             -- Articles of Incorporation of AmeriServe Transportation,
                             Inc. (incorporated by reference to Exhibit 3.5 to the
                             Registrant's Registration Statement on Form S-4 No.
                             333-33225 filed August 8, 1997).
          3.4             -- By-Laws of AmeriServe Transportation, Inc. (incorporated by reference to Exhibit 3.6 to the Registrant's
                             Registration Statement on Form S-4 No. 333-33225 filed
                             August 8, 1997).

        EXHIBIT
         NUMBER                                     EXHIBIT
        -------                                     -------
          3.5             -- Articles of Incorporation of Chicago Consolidated
                             Corporation (incorporated by reference to Exhibit 3.7 to
                             the Registrant's Registration Statement on Form S-4 No.
                             333-33225 filed August 8, 1997).
          3.6             -- By-Laws of Chicago Consolidated Corporation (incorporated by reference to Exhibit 3.8 to the Registrant's
                             Registration Statement on Form S-4 No. 333-33225 filed
                             August 8, 1997).
          3.7             -- Articles of Incorporation of Northland Transportation
                             Services, Inc. (incorporated by reference to Exhibit 3.9
                             to the Registrant's Registration Statement on Form S-4
                             No. 333-33225 filed August 8, 1997).
          3.8             -- By-Laws of Northland Transportation Services, Inc.
                             (incorporated by reference to Exhibit 3.10 to the
                             Registrant's Registration Statement on Form S-4 No.
                             333-33225 filed August 8, 1997).
          3.9             -- Articles of Incorporation of Delta Transportation, Ltd.
                             (incorporated by reference to Exhibit 3.13 to the
                             Registrant's Registration Statement on Form S-4 No.
                             333-33225 filed August 8, 1997).
          3.10            -- By-Laws of Delta Transportation, Ltd. (incorporated by
                             reference to Exhibit 3.14 to the Registrant's
                             Registration Statement on Form S-4 No. 333-33225 filed
                             August 8, 1997).
          3.11            -- Articles of Incorporation of PSD Transportation Service,
                             Inc. (incorporated by reference to Exhibit 3.11 to the
                             Registrant's Registration Statement on Form S-4 No.
                             33-33225 filed August 8, 1997).
          3.12            -- By-Laws of PSD Transportation Services, Inc.
                             (incorporated by reference to Exhibit 3.12 to the
                             Registrant's Registration Statement on Form S-4 No.
                             33-33225 filed August 8, 1997).
          3.13            -- Certificate of Incorporation of PSC Services of Florida,
                             Inc. (incorporated by reference to Exhibit 3.13 to the
                             Registrant's Registration Statement on Form S-4 No.
                             33-33225 filed August 8, 1997).
          3.14            -- By-Laws of PSC Services of Florida, Inc. (incorporated by reference to Exhibit 3.14 to the Registrant's
                             Registration Statement on Form S-4 No. 33-33225 filed
                             August 8, 1997).
          3.15            -- Certificate of Incorporation of BroMar Services, Inc.
                             (incorporated by reference to Exhibit 3.15 to the
                             Registrant's Registration Statement on Form S-4 No.
                             33-33225 filed August 8, 1997).
          3.16            -- By-Laws of BroMar Services, Inc. (incorporated by
                             reference to Exhibit 3.16 to the Registrant's
                             Registration Statement on Form S-4 No. 33-33225 filed
                             August 8, 1997).
          3.17            -- Certificate of Amendment to the Certificate of
                             Incorporation of BroMar Services, Inc. (incorporated by
                             reference to Exhibit 3.17 to the Registrant's
                             Registration Statement on Form S-4 No. 33-33225 filed
                             August 8, 1997).
          3.18            -- Certificate of Incorporation of ProSource Mexico
                             Holdings, Inc. (incorporated by reference to Exhibit 3.18
                             to the Registrant's Registration Statement on Form S-4
                             No. 33-33225 filed August 8, 1997).
          3.19            -- By-Laws of ProSource Mexico Holdings, Inc. (incorporated by reference to Exhibit 3.19 to the Registrant's
                             Registration Statement on Form S-4 No. 33-33225 filed
                             August 8, 1997).

        EXHIBIT
         NUMBER                                     EXHIBIT
        -------                                     -------
          4.1             -- Indenture, dated as of October 15, 1997, by and among
                             AmeriServe Food Distribution, Inc., the Subsidiary
                             Guarantors and State Street Bank and Trust Company, with
                             respect to the Senior Notes (incorporated by reference to
                             Exhibit 4.1 to the Registrant's Registration Statement on
                             Form S-4 No. 333-38337 filed October 21, 1997).
          4.2             -- Supplemental 8 7/8% New Senior Notes Indenture, dated as of December 23, 1997, by and among AmeriServe Food
                             Distribution, Inc., AmeriServ Food Company, and State
                             Street Bank and Trust Company, as Trustee (incorporated
                             by reference to Exhibit 4.2 to the Registrant's Current
                             Report on Form 8-K, dated December 28, 1997).
          4.3             -- Indenture, dated as of July 11, 1997, by and among
                             AmeriServe Food Distribution, Inc., the Subsidiary
                             Guarantors and State Street Bank and Trust Company, with
                             respect to the new Senior Subordinated Notes
                             (incorporated by reference to Exhibit 4.1 of the
                             Registrant's Registration Statement on Form S-4 No.
                             333-33225 filed August 8, 1997).
          4.4             -- Supplemental 10 1/8% New Senior Subordinated Notes
                             Indenture, dated as of December 23, 1997, by and among
                             AmeriServe Food Distribution, Inc., AmeriServ Food
                             Company, and State Street Bank and Trust Company, as
                             Trustee (incorporated by reference to Exhibit 4.1 to the
                             Registrant's Current Report on Form 8-K, dated December
                             28, 1997).
          4.7             -- Second Supplemental 8 7/8% New Senior Notes Indenture,
                             dated as of May 21, 1998, by and among AmeriServe Food
                             Distribution, Inc. and State Street Bank and Trust
                             Company (incorporated by reference to Exhibit 4.1 to the
                             Registrant's Current Report on Form 8-K dated May 21,
                             1998).
          4.8             -- Second Supplemental 10 1/8% New Senior Subordinated Notes
                             Indenture, dated as of December 23, 1997, by and among
                             AmeriServe Food Distribution, Inc., AmeriServ Food
                             Company, and State Street Bank and Trust Company
                             (incorporated by reference to Exhibit 4.3 to the
                             Registrant's Current Report on Form 8-K dated May 21,
                             1998).
         10.1             -- Registration Rights Agreement, dated as of July 11, 1997, by and among AmeriServe Food Distribution, Inc., the
                             Subsidiary Guarantors and Donaldson, Lufkin & Jenrette
                             Securities Corporation (incorporated by reference to
                             Exhibit 10.1 to the Registrant's Registration Statement
                             on Form S-4 No. 333-33225 filed August 8, 1997).
         10.2             -- Registration Rights Agreement, dated as of October 15,
                             1997, by and among AmeriServe Food Distribution, Inc.,
                             the Subsidiary Guarantors and Donaldson, Lufkin &
                             Jenrette Securities Corporation (incorporated by
                             reference to Exhibit 10.1 to the Registrant's
                             Registration Statement on Form S-4 No. 333-38337 filed
                             October 21, 1997).
         10.3             -- Employment Agreement, dated as of December 23, 1986
                             between AmeriServe Food Distribution, Inc. and Raymond E.
                             Marshall, as amended by Amendment to Employment
                             Agreement, dated as of January 1, 1995 (incorporated by
                             reference to Exhibit 10.4 to the Registrant's
                             Registration Statement on Form S-4 No. 333-33225 filed
                             August 8, 1997).
         10.4             -- Employment Agreement, dated as of July 1, 1998 between
                             AmeriServe Food Distribution, Inc. and Thomas C.
                             Highland. (incorporated by reference to Exhibit 10.4 to
                             the Registrant's Annual Report on Form 10-K filed March
                             25, 1999).

        EXHIBIT
         NUMBER                                     EXHIBIT
        -------                                     -------
         10.5             -- Employment Agreement, dated as of November 26, 1997
                             between AmeriServe Food Distribution, Inc. and Kenneth R.
                             Lane. (incorporated by reference to Exhibit 10.5 to the
                             Registrant's Annual Report on Form 10-K filed March 25,
                             1999).
         10.6             -- Employment Agreement, dated as of August 15, 1997 between
                             AmeriServe Food Distribution, Inc. and Diana M. Moog.
                             (incorporated by reference to Exhibit 10.6 to the
                             Registrant's Annual Report on Form 10-K filed March 25,
                             1999).
         10.7             -- Amended and Restated Sales and Distribution Agreement
                             dated as of November 1, 1998, by and among PFS, Pizza
                             Hut, Taco Bell, Kentucky Fried Chicken Corporation and
                             Kentucky Fried Chicken of California, Inc. (incorporated
                             by reference to Exhibit 10.7 to the Registrant's Annual
                             Report on Form 10-K filed March 25, 1999).
         10.8             -- Third Amended and Restated Credit Agreement, dated as of
                             May 21, 1998 among AmeriServe Food Distribution, Inc.,
                             Bank of America National Trust and Savings Association,
                             as Administrative Agent, Donaldson, Lufkin and Jenrette
                             Securities Corporation, as Documentation Agent, Bank of
                             America National Trust and Savings Association, as Letter
                             of Credit Issuing Lender and the Other Financial
                             Institutions Party Thereto, Arranged by BancAmerica
                             Robertson Stephens (incorporated by reference to Exhibit
                             10.1 to the Registrant's Quarterly Report on Form 10-Q
                             filed November 10, 1998).
         10.9             -- First Amendment to Third Amended and Restated Credit
                             Agreement, dated as of July 24, 1998. (incorporated by
                             reference to Exhibit 10.9 to the Registrant's Annual
                             Report on Form 10-K filed March 25, 1999).
         10.10            -- Amended and Restated Pooling and Servicing Agreement,
                             dated as of July 28, 1998 among AmeriServe Funding
                             Corporation, AmeriServe Food Distribution, Inc. and
                             Norwest Bank Minnesota, N.A. (incorporated by reference
                             to Exhibit 10.10 to the Registrant's Annual Report on
                             Form 10-K filed March 25, 1999).
         10.11            -- Series 1998-1 Supplement to Pooling and Servicing
                             Agreement, dated as of July 28, 1998 among AmeriServe
                             Funding Corporation, AmeriServe Food Distribution, Inc.
                             and Norwest Bank Minnesota, N.A. (incorporated by
                             reference to Exhibit 10.11 to the Registrant's Annual
                             Report on Form 10-K filed March 25, 1999).
         10.12            -- Series 1998-3 Supplement to Pooling and Servicing
                             Agreement, dated as of December 18, 1998 among AmeriServe
                             Funding Corporation, AmeriServe Food Distribution, Inc.
                             and Norwest Bank Minnesota, N.A. (incorporated by
                             reference to Exhibit 10.12 to the Registrant's Annual
                             Report on Form 10-K filed March 25, 1999).
         10.13            -- Series 1998-4 Supplement to Pooling and Servicing
                             Agreement, dated as of December 18, 1998 among AmeriServe
                             Funding Corporation, AmeriServe Food Distribution, Inc.
                             and Norwest Bank Minnesota, N.A. (incorporated by
                             reference to Exhibit 10.13 to the Registrant's Annual
                             Report on Form 10-K filed March 25, 1999).
         10.14            -- Nebco Evans Holding Company 1998 Management Stock Option
                             Plan (incorporated by reference to Exhibit 4.2 to Nebco
                             Evans Holding Company's Registration Statement on Form
                             S-8 No. 333-53095 filed on May 20, 1998).

        EXHIBIT
         NUMBER                                     EXHIBIT
        -------                                     -------
         10.15            -- Omnibus Amendment No. 1 to Series 1998-1 Supplement to
                             Pooling and Services Agreement, dated as of June 1, 1999
                             among AmeriServe Funding Corporation, AmeriServe Food
                             Distribution, Inc. and Norwest Bank Minnesota, N.A.
                             (Incorporated by reference to Exhibit 10.15 to the
                             Registrant's Quarterly Report 10-Q filed August 10, 1999)
         10.16            -- Omnibus Amendment No. 1 to Series 1998-4 Supplement to
                             Pooling and Services Agreement, dated as of June 1, 1999
                             among AmeriServe Funding Corporation, AmeriServe Food
                             Distribution, Inc. and Norwest Bank Minnesota, N.A.
                             (Incorporated by reference to Exhibit 10.16 to the
                             Registrant's Quarterly Report 10-Q filed August 10, 1999)
         10.17            -- Fourth Amended and Restated Credit Agreement, dated as of
                             September 30, 1999 among AmeriServe Food Distribution,
                             Inc., Bank of America, N.A., as Administrative Agent, and
                             Bank of America, N.A., as Letter of Credit Issuing
                             Lender, and Other Financial Institutions and Other
                             Lenders Party thereto, arranged by Banc of America
                             Securities, L.L.C., as Sole Lead Book Manager.*
         10.18            -- Indenture, dated as of October 1, 1999 by and among
                             AmeriServe Finance Trust, AmeriServe Capital Corporation,
                             acting as Agent of AmeriServe Finance Trust, Nebco Evans
                             Distributors, Inc., as Guarantor, and Unites States Trust
                             Company of New York, as Trustee, with respect to
                             $205,000,000, 12% Senior Secured Notes due 2006.*
         27.1             -- Financial Data Schedule.*

---------------

 *  Filed herewith.

     (b) Reports on Form 8-K

     8-K filed September 20, 1999.

     8-K filed September 27, 1999.

     8-K filed October 6, 1999.

     8-K filed November 2, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                NEBCO EVANS HOLDING COMPANY
                                            ------------------------------------
                                                        (Registrant)

                                            By:      /s/ DIANA M. MOOG
                                              ----------------------------------
                                                        DIANA M. MOOG
                                                   Executive Vice President
                                                 and Chief Financial Officer

                                            Date: November 9, 1999

                                            By:    /s/ STAN SZLAUDERBACH
                                              ----------------------------------
                                                      Stan Szlauderbach,
                                                      Vice President and
                                                   Chief Accounting Officer

                                            Date: November 9, 1999

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                     EXHIBIT
        -------                                     -------
          2.1             -- Asset Purchase Agreement between PepsiCo, Inc. and Nebco
                             Evans Holding Company (incorporated by reference to
                             Exhibit 2.2 to the Registrant's Registration Statement
                             Form S-4 No. 333-33225 filed August 8, 1997).
          2.2             -- Agreement and Plan of Merger, dated as of January 29,
                             1998, by and among AmeriServe Food Distribution, Inc.,
                             Steamboat Acquisition Corp. and ProSource, Inc.
                             (incorporated by reference to Exhibit 2.1 to the
                             Registrant's Current Report on Form 8-K, dated January
                             29, 1998).
          2.3             -- Voting Agreement, dated as of January 29, 1998, by and
                             among AmeriServe Food Distribution, Inc., Steamboat
                             Acquisition Corp. and Onex DHC LLC and certain of its
                             affiliates (incorporated by reference to Exhibit 2.2 to
                             the Registrant's Current Report on Form 8-K, dated
                             January 29, 1998).
          3.1             -- Amended and Restated Certificate of Incorporation of
                             AmeriServe Food Distribution, Inc. (formerly AmeriServ
                             Food Company, successor to AmeriServe Food Distribution,
                             Inc.) (incorporated by reference to Exhibit 3.1 to the
                             Registrant's Annual Report on Form 10-K filed March 27,
                             1998).
          3.2             -- Amended and Restated Bylaws of AmeriServe Food
                             Distribution, Inc. (formerly AmeriServ Food Company,
                             successor to AmeriServe Food Distribution, Inc.)
                             (incorporated by reference to Exhibit 3.2 to the
                             Registrant's Annual Report on Form 10-K filed March 27,
                             1998).
          3.3             -- Articles of Incorporation of AmeriServe Transportation,
                             Inc. (incorporated by reference to Exhibit 3.5 to the
                             Registrant's Registration Statement on Form S-4 No.
                             333-33225 filed August 8, 1997).
          3.4             -- By-Laws of AmeriServe Transportation, Inc. (incorporated by reference to Exhibit 3.6 to the Registrant's
                             Registration Statement on Form S-4 No. 333-33225 filed
                             August 8, 1997).
          3.5             -- Articles of Incorporation of Chicago Consolidated
                             Corporation (incorporated by reference to Exhibit 3.7 to
                             the Registrant's Registration Statement on Form S-4 No.
                             333-33225 filed August 8, 1997).
          3.6             -- By-Laws of Chicago Consolidated Corporation (incorporated by reference to Exhibit 3.8 to the Registrant's
                             Registration Statement on Form S-4 No. 333-33225 filed
                             August 8, 1997).
          3.7             -- Articles of Incorporation of Northland Transportation
                             Services, Inc. (incorporated by reference to Exhibit 3.9
                             to the Registrant's Registration Statement on Form S-4
                             No. 333-33225 filed August 8, 1997).
          3.8             -- By-Laws of Northland Transportation Services, Inc.
                             (incorporated by reference to Exhibit 3.10 to the
                             Registrant's Registration Statement on Form S-4 No.
                             333-33225 filed August 8, 1997).
          3.9             -- Articles of Incorporation of Delta Transportation, Ltd.
                             (incorporated by reference to Exhibit 3.13 to the
                             Registrant's Registration Statement on Form S-4 No.
                             333-33225 filed August 8, 1997).
          3.10            -- By-Laws of Delta Transportation, Ltd. (incorporated by
                             reference to Exhibit 3.14 to the Registrant's
                             Registration Statement on Form S-4 No. 333-33225 filed
                             August 8, 1997).
          3.11            -- Articles of Incorporation of PSD Transportation Service,
                             Inc. (incorporated by reference to Exhibit 3.11 to the
                             Registrant's Registration Statement on Form S-4 No.
                             33-33225 filed August 8, 1997).

        EXHIBIT
         NUMBER                                     EXHIBIT
        -------                                     -------
          3.12            -- By-Laws of PSD Transportation Services, Inc.
                             (incorporated by reference to Exhibit 3.12 to the
                             Registrant's Registration Statement on Form S-4 No.
                             33-33225 filed August 8, 1997).
          3.13            -- Certificate of Incorporation of PSC Services of Florida,
                             Inc. (incorporated by reference to Exhibit 3.13 to the
                             Registrant's Registration Statement on Form S-4 No.
                             33-33225 filed August 8, 1997).
          3.14            -- By-Laws of PSC Services of Florida, Inc. (incorporated by reference to Exhibit 3.14 to the Registrant's
                             Registration Statement on Form S-4 No. 33-33225 filed
                             August 8, 1997).
          3.15            -- Certificate of Incorporation of BroMar Services, Inc.
                             (incorporated by reference to Exhibit 3.15 to the
                             Registrant's Registration Statement on Form S-4 No.
                             33-33225 filed August 8, 1997).
          3.16            -- By-Laws of BroMar Services, Inc. (incorporated by
                             reference to Exhibit 3.16 to the Registrant's
                             Registration Statement on Form S-4 No. 33-33225 filed
                             August 8, 1997).
          3.17            -- Certificate of Amendment to the Certificate of
                             Incorporation of BroMar Services, Inc. (incorporated by
                             reference to Exhibit 3.17 to the Registrant's
                             Registration Statement on Form S-4 No. 33-33225 filed
                             August 8, 1997).
          3.18            -- Certificate of Incorporation of ProSource Mexico
                             Holdings, Inc. (incorporated by reference to Exhibit 3.18
                             to the Registrant's Registration Statement on Form S-4
                             No. 33-33225 filed August 8, 1997).
          3.19            -- By-Laws of ProSource Mexico Holdings, Inc. (incorporated by reference to Exhibit 3.19 to the Registrant's
                             Registration Statement on Form S-4 No. 33-33225 filed
                             August 8, 1997).
          4.1             -- Indenture, dated as of October 15, 1997, by and among
                             AmeriServe Food Distribution, Inc., the Subsidiary
                             Guarantors and State Street Bank and Trust Company, with
                             respect to the Senior Notes (incorporated by reference to
                             Exhibit 4.1 to the Registrant's Registration Statement on
                             Form S-4 No. 333-38337 filed October 21, 1997).
          4.2             -- Supplemental 8 7/8% New Senior Notes Indenture, dated as of December 23, 1997, by and among AmeriServe Food
                             Distribution, Inc., AmeriServ Food Company, and State
                             Street Bank and Trust Company, as Trustee (incorporated
                             by reference to Exhibit 4.2 to the Registrant's Current
                             Report on Form 8-K, dated December 28, 1997).
          4.3             -- Indenture, dated as of July 11, 1997, by and among
                             AmeriServe Food Distribution, Inc., the Subsidiary
                             Guarantors and State Street Bank and Trust Company, with
                             respect to the new Senior Subordinated Notes
                             (incorporated by reference to Exhibit 4.1 of the
                             Registrant's Registration Statement on Form S-4 No.
                             333-33225 filed August 8, 1997).
          4.4             -- Supplemental 10 1/8% New Senior Subordinated Notes
                             Indenture, dated as of December 23, 1997, by and among
                             AmeriServe Food Distribution, Inc., AmeriServ Food
                             Company, and State Street Bank and Trust Company, as
                             Trustee (incorporated by reference to Exhibit 4.1 to the
                             Registrant's Current Report on Form 8-K, dated December
                             28, 1997).
          4.7             -- Second Supplemental 8 7/8% New Senior Notes Indenture,
                             dated as of May 21, 1998, by and among AmeriServe Food
                             Distribution, Inc. and State Street Bank and Trust
                             Company (incorporated by reference to Exhibit 4.1 to the
                             Registrant's Current Report on Form 8-K dated May 21,
                             1998).

        EXHIBIT
         NUMBER                                     EXHIBIT
        -------                                     -------
          4.8             -- Second Supplemental 10 1/8% New Senior Subordinated Notes
                             Indenture, dated as of December 23, 1997, by and among
                             AmeriServe Food Distribution, Inc., AmeriServ Food
                             Company, and State Street Bank and Trust Company
                             (incorporated by reference to Exhibit 4.3 to the
                             Registrant's Current Report on Form 8-K dated May 21,
                             1998).
         10.1             -- Registration Rights Agreement, dated as of July 11, 1997, by and among AmeriServe Food Distribution, Inc., the
                             Subsidiary Guarantors and Donaldson, Lufkin & Jenrette
                             Securities Corporation (incorporated by reference to
                             Exhibit 10.1 to the Registrant's Registration Statement
                             on Form S-4 No. 333-33225 filed August 8, 1997).
         10.2             -- Registration Rights Agreement, dated as of October 15,
                             1997, by and among AmeriServe Food Distribution, Inc.,
                             the Subsidiary Guarantors and Donaldson, Lufkin &
                             Jenrette Securities Corporation (incorporated by
                             reference to Exhibit 10.1 to the Registrant's
                             Registration Statement on Form S-4 No. 333-38337 filed
                             October 21, 1997).
         10.3             -- Employment Agreement, dated as of December 23, 1986
                             between AmeriServe Food Distribution, Inc. and Raymond E.
                             Marshall, as amended by Amendment to Employment
                             Agreement, dated as of January 1, 1995 (incorporated by
                             reference to Exhibit 10.4 to the Registrant's
                             Registration Statement on Form S-4 No. 333-33225 filed
                             August 8, 1997).
         10.4             -- Employment Agreement, dated as of July 1, 1998 between
                             AmeriServe Food Distribution, Inc. and Thomas C.
                             Highland. (incorporated by reference to Exhibit 10.4 to
                             the Registrant's Annual Report on Form 10-K filed March
                             25, 1999).
         10.5             -- Employment Agreement, dated as of November 26, 1997
                             between AmeriServe Food Distribution, Inc. and Kenneth R.
                             Lane. (incorporated by reference to Exhibit 10.5 to the
                             Registrant's Annual Report on Form 10-K filed March 25,
                             1999).
         10.6             -- Employment Agreement, dated as of August 15, 1997 between
                             AmeriServe Food Distribution, Inc. and Diana M. Moog.
                             (incorporated by reference to Exhibit 10.6 to the
                             Registrant's Annual Report on Form 10-K filed March 25,
                             1999).
         10.7             -- Amended and Restated Sales and Distribution Agreement
                             dated as of November 1, 1998, by and among PFS, Pizza
                             Hut, Taco Bell, Kentucky Fried Chicken Corporation and
                             Kentucky Fried Chicken of California, Inc. (incorporated
                             by reference to Exhibit 10.7 to the Registrant's Annual
                             Report on Form 10-K filed March 25, 1999).
         10.8             -- Third Amended and Restated Credit Agreement, dated as of
                             May 21, 1998 among AmeriServe Food Distribution, Inc.,
                             Bank of America National Trust and Savings Association,
                             as Administrative Agent, Donaldson, Lufkin and Jenrette
                             Securities Corporation, as Documentation Agent, Bank of
                             America National Trust and Savings Association, as Letter
                             of Credit Issuing Lender and the Other Financial
                             Institutions Party Thereto, Arranged by BancAmerica
                             Robertson Stephens (incorporated by reference to Exhibit
                             10.1 to the Registrant's Quarterly Report on Form 10-Q
                             filed November 10, 1998).
         10.9             -- First Amendment to Third Amended and Restated Credit
                             Agreement, dated as of July 24, 1998. (incorporated by
                             reference to Exhibit 10.9 to the Registrant's Annual
                             Report on Form 10-K filed March 25, 1999).

        EXHIBIT
         NUMBER                                     EXHIBIT
        -------                                     -------
         10.10            -- Amended and Restated Pooling and Servicing Agreement,
                             dated as of July 28, 1998 among AmeriServe Funding
                             Corporation, AmeriServe Food Distribution, Inc. and
                             Norwest Bank Minnesota, N.A. (incorporated by reference
                             to Exhibit 10.10 to the Registrant's Annual Report on
                             Form 10-K filed March 25, 1999).
         10.11            -- Series 1998-1 Supplement to Pooling and Servicing
                             Agreement, dated as of July 28, 1998 among AmeriServe
                             Funding Corporation, AmeriServe Food Distribution, Inc.
                             and Norwest Bank Minnesota, N.A. (incorporated by
                             reference to Exhibit 10.11 to the Registrant's Annual
                             Report on Form 10-K filed March 25, 1999).
         10.12            -- Series 1998-3 Supplement to Pooling and Servicing
                             Agreement, dated as of December 18, 1998 among AmeriServe
                             Funding Corporation, AmeriServe Food Distribution, Inc.
                             and Norwest Bank Minnesota, N.A. (incorporated by
                             reference to Exhibit 10.12 to the Registrant's Annual
                             Report on Form 10-K filed March 25, 1999).
         10.13            -- Series 1998-4 Supplement to Pooling and Servicing
                             Agreement, dated as of December 18, 1998 among AmeriServe
                             Funding Corporation, AmeriServe Food Distribution, Inc.
                             and Norwest Bank Minnesota, N.A. (incorporated by
                             reference to Exhibit 10.13 to the Registrant's Annual
                             Report on Form 10-K filed March 25, 1999).
         10.14            -- Nebco Evans Holding Company 1998 Management Stock Option
                             Plan (incorporated by reference to Exhibit 4.2 to Nebco
                             Evans Holding Company's Registration Statement on Form
                             S-8 No. 333-53095 filed on May 20, 1998).
         10.15            -- Omnibus Amendment No. 1 to Series 1998-1 Supplement to
                             Pooling and Services Agreement, dated as of June 1, 1999
                             among AmeriServe Funding Corporation, AmeriServe Food
                             Distribution, Inc. and Norwest Bank Minnesota, N.A.
                             (Incorporated by reference to Exhibit 10.15 to the
                             Registrant's Quarterly Report 10-Q filed August 10, 1999)
         10.16            -- Omnibus Amendment No. 1 to Series 1998-4 Supplement to
                             Pooling and Services Agreement, dated as of June 1, 1999
                             among AmeriServe Funding Corporation, AmeriServe Food
                             Distribution, Inc. and Norwest Bank Minnesota, N.A.
                             (Incorporated by reference to Exhibit 10.16 to the
                             Registrant's Quarterly Report 10-Q filed August 10, 1999)
         10.17            -- Fourth Amended and Restated Credit Agreement, dated as of
                             September 30, 1999 among AmeriServe Food Distribution,
                             Inc., Bank of America, N.A., as Administrative Agent, and
                             Bank of America, N.A., as Letter of Credit Issuing
                             Lender, and Other Financial Institutions and Other
                             Lenders Party thereto, arranged by Banc of America
                             Securities, L.L.C., as Sole Lead Book Manager.*
         10.18            -- Indenture, dated as of October 1, 1999 by and among
                             AmeriServe Finance Trust, AmeriServe Capital Corporation,
                             acting as Agent of AmeriServe Finance Trust, Nebco Evans
                             Distributors, Inc., as Guarantor, and Unites States Trust
                             Company of New York, as Trustee, with respect to
                             $205,000,000, 12% Senior Secured Notes due 2006.*
         27.1             -- Financial Data Schedule.*

---------------

 *  Filed herewith.